Form 10-Q
period 1998-06-30
MARKET HUB PARTNERS STORAGE LP
filed 1998-08-06
CIK 1060240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)


                [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                                PERIOD ENDED JUNE 30, 1998 OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission file number 333-51713

                              MARKET HUB PARTNERS STORAGE, L.P.
                    (Exact name of registrant as specified in its charter)


                 DELAWARE                                      76-0558052
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)

                                16420 Park Ten Place, Suite 420
                                        Houston, Texas
                                            77084
--------------------------------------------------------------------------------


                           (Address of principal executive offices)
                                          (Zip Code)

                                        (281) 597-6777

--------------------------------------------------------------------------------

                     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES [ ]   NO [X]

                                PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               MARKET HUB PARTNERS STORAGE, L.P.
                               (A DELAWARE LIMITED PARTNERSHIP)

                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)


                                                         JUNE 30,   DECEMBER 31,
                                                          1998          1997
                                                       ---------      ---------
                                                              (IN THOUSANDS)
                            ASSETS
Current Assets:
        Cash and cash equivalents ...................  $  31,546      $   2,153
        Accounts and notes receivable ...............      8,904          3,418
        Inventory and other current assets ..........      2,906          2,036
                                                       ---------      ---------
             Total current assets ...................     43,356          7,607
                                                       ---------      ---------

Property and Equipment:
    Natural gas storage facilities ..................    149,878        136,586
    Construction in progress ........................     16,362         21,778
    Less accumulated depreciation ...................    (13,217)       (10,391)
                                                       ---------      ---------
                                                         153,023        147,973
Other Assets and Restricted Cash ....................      4,308          4,307
                                                       ---------      ---------
                                                       $ 200,687      $ 159,887
                                                       =========      =========

               LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
    Current portion of long-term debt ...............        $ _      $   4,449
    Accounts payable:
             Trade and other ........................      1,257          3,955
             Partners and affiliates ................          _            943
    Accrued liabilities .............................      4,079          1,584
                                                       ---------      ---------
    Total current liabilities .......................      5,336         10,931
Long-Term Debt, net of current portion ..............    115,000         49,043
Partners' capital ...................................     80,351         99,913
                                                       ---------      ---------
                                                       $ 200,687      $ 159,887
                                                       =========      =========

                        See Notes to Consolidated Financial Statements.

                              MARKET HUB PARTNERS STORAGE, L.P.
                               (A DELAWARE LIMITED PARTNERSHIP)

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                ----------------------    -------------------
                                                 JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                                                   1998         1997        1998        1997
                                                ---------    ---------    --------   --------
                                                     (IN THOUSANDS)          (IN THOUSANDS)

Revenues:
     Salt cavern storage revenues............   $   6,665    $   5,830    $ 13,169   $ 11,244
     Hub services revenues...................         197          288       1,341        900
                                                ---------    ---------    --------   --------
     Total revenues..........................       6,862        6,118      14,510     12,144
                                                ---------    ---------    --------   --------
Operating Expense:
     Operations and maintenance..............         641          514       1,111      1,064
     Plant administrative....................          24          562         236      1,039
     Property taxes..........................         247          220         487        423
     Royalty payments........................          68           29         136        123
     General and administrative..............         661          460       1,477        931
     Depreciation and amortization...........       1,633        1,237       2,939      2,417
                                                ---------    ---------    --------   --------
     Total operating expenses................       3,274        3,022       6,386      5,997
                                                ---------    ---------    --------   --------
Operating income.............................       3,588        3,096       8,124      6,147
Interest expense.............................       2,100        1,022       3,133      2,115
Interest income..............................         559           26         766         39
                                                ---------    ---------    --------   --------
Net Income Before Extraordinary Item.........       2,047        2,100       5,757      4,071
Extraordinary loss on early extinguishment of
debt.........................................        -            -         (6,702)       -
                                                ---------    ---------    ---------- --------
Net Income (loss)............................   $   2,047    $   2,100    $   (945)  $  4,071
                                                =========    =========    ====================


                 See Notes to Consolidated Financial Statements

                              MARKET HUB PARTNERS STORAGE, L.P.
                               (A DELAWARE LIMITED PARTNERSHIP)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                      ----------------------
                                                                        JUNE 30,     JUNE 30,
                                                                          1998         1997
                                                                      ---------    ---------
                                                                           (IN THOUSANDS)

Cash Flows from Operating Activities:
     Net Income (loss) ............................................   $    (945)   $   4,071
     Adjustments to reconcile net income (loss) to cash provided by operating activities
         Depreciation and amortization ............................       2,939        2,417
         Extraordinary loss on early extinguishment of debt .......       6,702         --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ...............        (986)       1,065
         Decrease (increase) in inventory and other current assets         (870)         146
         Decrease (increase) in other assets and restricted cash ..          10         (628)
         Decrease in trade payables and accrued liabilities .......        (203)        (988)
         Decrease in payable to partners, affiliates and other ....        (943)        (101)
                                                                      ---------    ---------
         Net cash provided by operating activities ................       5,704        5,982
                                                                      ---------    ---------
Cash Flows from Investing Activities:
     Capital expenditures .........................................      (7,876)     (10,536)
     Issuance of note to Tioga project ............................      (4,500)        --
                                                                      ---------    ---------
     Net cash used in investing activities ........................      12,376       10,536
                                                                      ---------    ---------
Cash Flows from Financing Activities:
      Issuance of long-term debt (net of expenses of $8,910) ......     106,090         --
      Repayments of long-term debt ................................     (53,492)      (2,064)
      Receipt of restricted cash ..................................       2,084         --
      Capital contributions from partners .........................        --          7,846

      Capital distributions to partners ...........................     (18,617)        --
                                                                      ---------    ---------
      Net cash provided by financing activities ...................      36,065        5,782
                                                                      ---------    ---------
      Net increase in cash and cash equivalents ...................      29,393        1,228
      Cash and cash equivalents at beginning of period ............       2,153          326
                                                                      ---------    ---------
      Cash and cash equivalents at end of period ..................   $  31,546    $   1,554
                                                                      =========    =========
Supplementary Non-Cash Investing and Financing Activities:
       Non-Cash Capital Contribution ..............................   $    --      $    --

                 See Notes to Consolidated Financial Statements

                              MARKET HUB PARTNERS STORAGE, L.P.
                               (A DELAWARE LIMITED PARTNERSHIP)

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                         (UNAUDITED)



                                                                SIX MONTHS ENDED
                                                                ----------------
                                                                    JUNE 30,
                                                                      1998
                                                                 (IN THOUSANDS)

Partner Contributions (Distributions)..........................   $   (18,617)
Net Income (loss)..............................................          (945)
                                                                  -----------
Net Increase (Decrease) in Capital.............................       (19,562)
Partners' Capital Balance, Beginning of Period.................        99,913
                                                                  -----------
Partners' Capital Balance, End of Period.......................   $    80,351
                                                                  ===========

                 See Notes to Consolidated Financial Statements

                              MARKET HUB PARTNERS STORAGE, L.P.
                               (A DELAWARE LIMITED PARTNERSHIP)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED)


NOTE 1. BASIS OF PRESENTATION

        Market Hub Partners Storage, L.P. (the "Company") owns and operates two natural gas market hubs, "Moss Bluff" and "Egan," located near Houston, Texas and in Acadia Parish, Louisiana, respectively, which provide producers, end-users, local distribution companies, pipelines and natural gas marketers with "unbundled" high deliverability storage services, cash market trading, real time title tracking and other hub services. The Company was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by Market Hub Partners, L.P. ("MHP") through its direct 99.99% limited partner interest and its subsidiary's, Market Hub Partners Storage, L.L.C., .01% general partner interest. MHP is owned by TPC Corporation, a wholly owned subsidiary of PacifiCorp, and subsidiaries of NIPSCO Industries, Inc., DPL Inc., and Public Service Enterprise Group, Inc.

        The accompanying consolidated financial statements and notes for the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates.

        The consolidated financial statements included herein are unaudited; however, they include adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

NOTE 2. LONG-TERM DEBT

        144A FINANCING. In March 1998, pursuant to an indenture among the Company, certain of its subsidiaries and the trustee (the "Indenture"), the Company completed the sale of $115,000 in 8 1/4% senior unsecured notes due 2008 (the "Unsecured Notes") in a private placement. The net proceeds from the sale were approximately $111,400. Of such amount, the Company used approximately $59,300 to repay the entire outstanding principal amount of certain secured indebtedness owed to third parties (the "Old Notes"), including accrued interest and prepayment penalties. Approximately $26,000 will be used to fund capital expenditures for the continued expansion and development of its facilities and to purchase incremental pad gas. The Company distributed to MHP approximately $17,600 of the net proceeds from the Unsecured Notes offering, which was used by MHP to repay debt owed by MHP to its partners, including accrued interest. Additionally, as discussed in Note 3 below, the Company loaned $4,500 of the net proceeds of the Unsecured Notes offering to a subsidiary of MHP to develop another project. The Company intends to loan an additional $500 to this subsidiary in the future. All remaining proceeds from the Unsecured Notes offering will be used to fund the Company's working capital requirements and for other general business purposes.

        During August of 1998, the Company expects to complete an offering to exchange all of the outstanding Unsecured Notes for newly issued notes ("New Notes"). The New Notes have been registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are otherwise substantially the same in all material respects to the Unsecured Notes.

        As a result of the repayment of the Old Notes discussed above, the Company recorded a $6,702 extraordinary loss. Approximately $5,057 of the extraordinary loss was a prepayment penalty made to holders of the Old Notes and $1,645 was a write-off of unamortized deferred financing costs associated with the Old Notes. In addition, $2,084 of restricted cash was made available to the Company.

        CREDIT FACILITY. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20,000 in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of June 30, 1998.

NOTE 3. NOTES RECEIVABLE

        Included in the accounts and notes receivable balance is a $4,500 note, bearing interest at prime plus 2%, issued by the Company to a wholly owned subsidiary of MHP. The note covers pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the note will be repaid when financing is secured for the Tioga project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, and the notes thereto, included in Item 1 of this Report.

GENERAL

        The Company markets its natural gas storage services to utilities, pipeline companies, local distribution companies, producers and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and, in some instances, injection and withdrawal fees for the actual use of the space. A relatively stable source of revenues exists from several long-term, demand charge contracts with customers at the Company's two operating facilities. These contracts provide a minimum level of revenue regardless of usage by the customer.

        The Company also offers short-term firm and interruptible hub services to its customers. These services include balancing, wheeling, title transfer, imbalance trading and loaning natural gas. The Company is currently using hub services to generate incremental revenue and to provide existing and potential long-term customers with an inexpensive way to incorporate these services in their natural gas portfolios. The Company believes that hub service transactions may lead to additional long-term storage contracts over time.

CAPACITY EXPANSIONS

        The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of June 30, 1998, working storage capacity was approximately 9.6 Bcf at Moss Bluff and approximately 8.2 Bcf at Egan, for a total of 17.8 Bcf. At December 31, 1997, working storage capacity was approximately 9.5 Bcf at Moss Bluff and approximately 6.5 Bcf at Egan, for a total storage capacity of 16.0 Bcf.

RESULTS OF OPERATIONS

        The Company was formed by MHP on December 31, 1997 to hold the equity interests of Moss Bluff, Egan and their respective general partners. Financial and operating data for the periods presented have been restated to reflect the financial position and results of operations as if the formation of the Company had occurred at the beginning of the earliest period presented. However, such restated data does not purport to represent what the Company's actual performance would have been had the Company been formed and acquired those equity interests at that time.

COMPARISON OF SECOND QUARTER 1998 AND SECOND QUARTER 1997

        REVENUES. Revenues for the second quarter of 1998 were $6.9 million compared to $6.1 million for the second quarter of 1997, an increase of $0.8 million, or 13%. This $0.8 million increase is attributable to an increase in salt cavern storage revenues. The increase in salt cavern storage revenues is principally due to an increase in working storage capacity from 13.9 Bcf at June 30, 1997 to 17.8 Bcf at June 30, 1998.

        OPERATING EXPENSES. Operating expenses were $3.3 million for the second quarter of 1998 compared to $3.0 million for the second quarter of 1997, an increase of $0.3 million, or 10%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

        OPERATING INCOME. As a result of the factors described above, operating income for the second quarter of 1998 increased to $3.6 million from $3.1 million in the second quarter 1997, an increase of $0.5 million, or 16%.

        NET INTEREST EXPENSE. Net interest expense was $1.5 million for the second quarter of 1998 compared to $1 million for the second quarter of 1997, an increase of $0.5 million, or 50%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998. The increase in interest expense associated with the issuance is partially offset by a $0.5 million increase in interest income associated with a higher cash balance.

COMPARISON OF FIRST SIX MONTHS OF 1998 AND FIRST SIX MONTHS OF 1997

        REVENUES. Revenues for the first six months of 1998 were $14.5 million compared to $12.1 million for the first six months of 1997, an increase of $2.4 million, or 20%. This $2.4 million increase is attributable to a $1.9 million increase in salt cavern storage revenues and to a $0.4 million increase in hub services revenue. The increase in salt cavern storage revenues is principally due to an increase in working storage capacity from 13.9 Bcf at June 30, 1997 to
17.8 Bcf at June 30, 1998. Increased hub service revenues reflect increased provision of such services and expanded surface infrastructure at the Company's facilities.

        OPERATING EXPENSES. Operating expenses were $6.4 million for the first six months of 1998 compared to $6.0 million for the first six months of 1997, an increase of $0.4 million, or 7%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

        OPERATING INCOME. As a result of the factors described above, operating income for the first six months of 1998 increased to $8.1 million from $6.1 million in the first six months 1997, an increase of $2.0 million, or 33%.

        NET INTEREST EXPENSE. Net interest expense was $2.4 million for the first six months of 1998 compared to $2.1 million for the first six months of 1997, an increase of $0.3 million, or 14%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998. The increase in interest expense associated with the issuance is partially offset by a $0.7 million increase in interest income associated with a higher cash balance.

LIQUIDITY AND CAPITAL RESOURCES

        GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios.

        CASH FLOWS. Net cash provided by operating activities was $5.4 million for the first six months of 1998 and $6.0 million for the first six months of 1997. The reduction in cash flows from operating activities is primarily due to increases in accounts receivable during the first six months of 1998.

        Net cash used in investing activities during the first six months of 1998 and 1997 consisted entirely of capital expenditures to increase working gas storage capacity. The Company spent $7.9 million and $10.5 million during the first six months of 1998 and 1997, respectively. During the first six months of 1998, working gas storage capacity increased 1.8 Bcf, to 17.8 Bcf from 16.0 Bcf at December 31, 1997.

        Net cash provided by financing activities was $31.9 million during the first six months of 1998 and $5.8 million during the first six months of 1997. During the first quarter of 1998, the Company issued $115 million in aggregate principal amount of the Unsecured Notes and used approximately $59.3 million of the proceeds thereof to repay the Old Notes. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $17.6 million to MHP for repayment of certain indebtedness owed to certain limited partners of MHP, including $0.6 million of accrued interest. In addition, a $4.5 million loan was made to an MHP subsidiary for the Tioga project. The Company also received $2,084 of cash that had been restricted under terms of the Old Notes. During the second quarter of 1998, the Company distributed $1 million to MHP, as permitted by the Indenture.

        CAPITAL EXPENDITURES. With the consummation of the Unsecured Notes offering, the Company expects that its primary capital requirements will be for debt service, working capital and capital expenditures. The Company plans to use approximately $26.0 million of the net proceeds of the Unsecured Notes offering to expand the capacity of its current facilities at Moss Bluff and Egan and to purchase incremental pad gas. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its maintenance capital expenditures for 1998 will be less than $1.0 million. The Company believes that funds generated from operations and funds available under the Credit Facility will be sufficient to meet its liquidity requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

        The Company is conducting a program to review and, if necessary, resolve data processing issues relating to whether its computer systems will recognize the year 2000 or will treat any date after December 31, 1999 as a date during the twentieth century. The Company does not currently have any information, other than publicly available information, concerning the year 2000 compliance status of its customers or vendors. Although the Company currently anticipates that it will not incur material expenditures or disruption of operations relating to year 2000 processing issues, if the Company or its customers or vendors are unable to resolve any significant processing issues that may arise in a timely manner, such inability could have an adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

        PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        The Company currently has no securities registered pursuant to the Securities Exchange Act of 1934, nor has it issued any equity securities during the first quarter of 1998. On March 4, 1998, the Company sold $115 million aggregate principal amount of 8 1/4% Unsecured Notes due 2008 to SBC Warburg Dillon Read, Inc. (the "Initial Purchaser") in a transaction exempt from registration under Rule 144A. Following the discount to the Initial Purchaser of 2 1/4% and after deducting $1.0 million in expenses payable by the Company, net proceeds to the Company from the offering of the Unsecured Notes were approximately $111.4 million.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        This Report contains certain forward-looking statements regarding the intent, belief and current expectations of the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. The operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-4 (Registration No. 333-51713) filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements.

Item 6. Index to Exhibits

  3.1* Certificate of Limited Partnership of Market Hub Partners Storage, L.P., as amended as of January 30, 1998 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (Registration No. 33-51713)).
  3.2* Limited Partnership Agreement of Market Hub Partners Storage, L.P., as amended as of December 31, 1997 by and between Market Hub Partners Finance, L.L.C. and Market Hub Partners, L.P. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  3.3* Certificate of Incorporation of Market Hub Partners Finance, Inc., as of January 30, 1998 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  3.4* Amended and Restated By-Laws of Market Hub Partners Finance, Inc., as of January 30, 1998 (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  4.1* Indenture dated March 1, 1998 by and among Market Hub Partners Storage, L.P., Market Hub Partners Finance, Inc., the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  4.2* Registration Rights Agreement dated March 4, 1998 by and among Market Hub Partners Storage, L.P., Market Hub Partners Finance, Inc., the Subsidiary Guarantors and SBC Warburg Dillon Read Inc. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  4.3* Note Purchase Agreement dated April 11, 1997 by and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  4.4* Waiver and Amendment Agreement dated February 11, 1998 by and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto of the Note Purchase Agreement dated April 11, 1997 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.1* Assumption Agreement dated March 1, 1998 by and among Market Hub Partners Storage, L.P. and Market Hub Partners Finance, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No.
         33-51713)).
  10.2* Credit Agreement dated April 15, 1998 by and among Market Hub Partners Storage, L.P., the Guarantors party thereto and Bank One, Texas, National Association (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.3* Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Donald B. Russell (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.4* Agreement dated February 24, 1998 by and between Market Hub Partners, Inc. and Donald B. Russell (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.5* Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and David W. Hooker (incorporated by reference to
         Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.6* Agreement dated February 6, 1998 by and between Market Hub Partners, Inc. and David W. Hooker (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.7* Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Anthony J. Clark (incorporated by reference to
         Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).

  10.8* Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Jack W. Gatewood (incorporated by reference to
         Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.9* Employment Agreement dated February 8, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Patrick Lorio (incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  10.10* Employment Agreement dated January 1, 1998 by and among Market Hub
         Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Mark D. Cook (incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-4 (Registration No. 33-51713)).
  27.1   Financial Data Schedule

* Incorporated herein by reference as indicated.

                                    SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKET HUB PARTNERS STORAGE, L.P.

                                    By:  MARKET HUB PARTNERS STORGE, LLC.,
                                            its general partner

Date: August 6, 1998
                                    By: /s/ ANTHONY J. CLARK
                                            Anthony J. Clark
                                            Vice President and Chief Financial
                                            Officer