Form 10-Q
period 1998-09-30
MARKET HUB PARTNERS STORAGE LP
filed 1998-11-04
CIK 1060240

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(MARK ONE)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1998 OR

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

                                 YES [X] NO [ ]

                       PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       MARKET HUB PARTNERS STORAGE, L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                       ---------      ---------
                                                           (IN THOUSANDS)
                       ASSETS
Current Assets:
      Cash and cash equivalents ..................     $  22,623      $   2,153
      Accounts and notes receivable ..............        10,576          3,418
      Inventory and other current assets .........         2,843          2,036
                                                       ---------      ---------
           Total current assets ..................        36,042          7,607
                                                       ---------      ---------
Property and Equipment:
   Natural gas storage facilities ................       156,496        136,586
   Construction in progress ......................        22,150         21,778
   Less accumulated depreciation .................       (14,593)       (10,391)
                                                       ---------      ---------
                                                         164,053        147,973
Other Assets and Restricted Cash .................         4,345          4,307
                                                       ---------      ---------
                                                       $ 204,440      $ 159,887
                                                       =========      =========
          LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Current portion of long-term debt .............     $    --        $   4,449
   Accounts payable:
           Trade and other .......................         4,545          3,955
           Partners and affiliates ...............          --              943
   Accrued liabilities ...........................         2,445          1,584
                                                       ---------      ---------
   Total current liabilities .....................         6,990         10,931
Long-Term Debt, net of current portion ...........       115,000         49,043
Partners' capital ................................        82,450         99,913
                                                       ---------      ---------
                                                       $ 204,440      $ 159,887
                                                       =========      =========

                See Notes to Consolidated Financial Statements.

                         MARKET HUB PARTNERS STORAGE, L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                           -----------------------------   ------------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                1998            1997           1998             1997
                                           -------------   -------------   -------------    -------------
                                                   (IN THOUSANDS)                  (IN THOUSANDS)
Revenues:
     Salt cavern storage revenues ......   $       7,609   $       6,221   $      20,778    $      17,465
     Hub services revenues .............             316             329           1,657            1,229
                                           -------------   -------------   -------------    -------------
     Total revenues ....................           7,925           6,550          22,435           18,694
                                           -------------   -------------   -------------    -------------
Operating Expense:
     Operations and maintenance ........             556             475           1,667            1,539
     Plant administrative ..............              62             426             298            1,465
     Property taxes ....................             247             199             734              622
     Royalty payments ..................            --                67             136              190
     General and administrative ........             842             606           2,319            1,537
     Depreciation and amortization .....           1,443           1,225           4,382            3,642
                                           -------------   -------------   -------------    -------------
     Total operating expenses ..........           3,150           2,998           9,536            8,995
                                           -------------   -------------   -------------    -------------
Operating income .......................           4,775           3,552          12,899            9,699
Interest expense .......................           2,174             838           5,307            2,953
Interest income ........................             498              18           1,264               57
                                           -------------   -------------   -------------    -------------
Net Income Before Extraordinary Item ...           3,099           2,732           8,856            6,803
Extraordinary loss on early
  extinguishment of debt ...............            --              --            (6,702)            --
                                           -------------   -------------   -------------    -------------
Net Income .............................   $       3,099   $       2,732   $       2,154    $       6,803
                                           =============   =============   =============    =============

                  See Notes to Consolidated Financial Statements

                         MARKET HUB PARTNERS STORAGE, L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                    ------------------------------
                                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                                        1998             1997
                                                                                    -------------    -------------
                                                                                          (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net Income .................................................................   $       2,154    $       6,803
     Adjustments to reconcile net income to cash provided by operating activities
         Depreciation and amortization ..........................................           4,382            3,642
         Extraordinary loss on early extinguishment of debt .....................           6,702             --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable .............................          (2,158)             710
         Decrease (increase) in inventory and other current assets ..............            (807)             216
         Decrease (increase) in other assets and restricted cash ................             111             (873)
         (Decrease) Increase in trade payables and accrued liabilities ..........           1,451             (576)
         Decrease in payable to partners, affiliates and other ..................            (943)            (370)
                                                                                    -------------    -------------
         Net cash provided by operating activities ..............................          10,892            9,552
                                                                                    -------------    -------------
Cash Flows from Investing Activities:
     Capital expenditures .......................................................         (20,282)         (22,100)
      Issuance of note to Tioga project .........................................          (5,000)            --
                                                                                    -------------    -------------
      Net cash used in investing activities .....................................         (25,282)         (22,100)
Cash Flows from Financing Activities:
      Issuance of long-term debt (net of expenses of $9,115) ....................         105,885             --
      Repayments of long-term debt ..............................................         (53,492)          (3,106)

      Receipt of restricted cash ................................................           2,084             --
      Capital contributions from partners .......................................            --             15,621
      Capital distributions to partners .........................................         (19,617)            --
                                                                                    -------------    -------------
Net cash provided by financing activities .......................................          34,860           12,515
                                                                                    -------------    -------------
           Net increase (decrease) in cash and cash equivalents .................          20,470              (33)

       Cash and cash equivalents at beginning of period .........................           2,153              326
                                                                                    -------------    -------------
       Cash and cash equivalents at end of period ...............................   $      22,623    $         293
                                                                                    =============    =============
Supplementary Disclosure of Cash Flow Information:
        Cash paid for interest (net of amounts capitalized) .....................   $       4,264    $       2,802

                  See Notes to Consolidated Financial Statements

                         MARKET HUB PARTNERS STORAGE, L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                    (UNAUDITED)



                                                          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998
                                                         ------------------
                                                           (IN THOUSANDS)
Partner Distributions ................................   $          (19,617)
Net Income ...........................................                2,154
                                                         ------------------
Net Decrease in Capital ..............................              (17,463)
Partners' Capital Balance, Beginning of Period .......               99,913
                                                         ------------------
Partners' Capital Balance, End of Period .............   $           82,450
                                                         ==================

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997.

NOTE 2.     LONG-TERM DEBT

      144A FINANCING. In March 1998, pursuant to an indenture among the Company, certain of its subsidiaries and the trustee (the "Indenture"), the Company completed the sale of $115,000 in 8 1/4% senior unsecured notes due 2008 (the "Unsecured Notes") in a private placement. The net proceeds from the sale were approximately $111,400. Of such amount, the Company used approximately $59,300 to repay the entire outstanding principal amount of certain secured indebtedness owed to third parties (the "Old Notes"), including accrued interest and prepayment penalties. Approximately $20,300 has been used to fund capital expenditures for the continued expansion and development of its facilities and to purchase incremental pad gas. The Company plans to use an additional $5,700 of the offering proceeds to continue expansion of its current facilities. The Company distributed to MHP approximately $17,600 of the net proceeds from the Unsecured Notes offering, which was used by MHP to repay debt owed by MHP to its partners, including accrued interest. Additionally, as discussed in Note 3 below, the Company loaned $5,000 of the net proceeds of the Unsecured Notes offering to a subsidiary of MHP to develop another project. All remaining proceeds from the Unsecured Notes offering will be used to fund the Company's working capital requirements and for other general business purposes.

      On August 17, 1998, the Company completed an offering to exchange all of the outstanding Unsecured Notes for newly issued notes ("New Notes"). The New Notes have been registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are otherwise substantially the same in all material respects to the Unsecured Notes.

      As a result of the repayment of the Old Notes discussed above, the Company recorded a $6,702 extraordinary loss. Approximately $5,057 of the extraordinary loss was a prepayment penalty made to holders of the Old Notes and $1,645 was a write-off of unamortized deferred financing costs associated with the Old Notes. In addition, $2,084 of restricted cash was made available to the Company.

      CREDIT FACILITY. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20,000 in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of September 30, 1998.

NOTE 3.     NOTES RECEIVABLE

      Included in the accounts and notes receivable balance is a $5,000 note, payable on demand, bearing interest at prime plus 2%, issued by the Company to a wholly owned subsidiary of MHP. The note covers pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the note will be repaid when financing is secured for the Tioga project.

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of September 30, 1998, working storage capacity was approximately 10.3 Bcf at Moss Bluff and approximately 9.3 Bcf at Egan, for a total of 19.6 Bcf. At December 31, 1997, working storage capacity was approximately 9.5 Bcf at Moss Bluff and approximately 6.5 Bcf at Egan, for a total storage capacity of 16.0 Bcf.

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

COMPARISON OF THIRD QUARTER 1998 AND THIRD QUARTER 1997

      REVENUES. Revenues for the third quarter of 1998 were $7.9 million compared to $6.6 million for the third quarter of 1997, an increase of $1.3 million, or 20%. This $1.3 million increase is attributable to an increase in salt cavern storage revenues. The increase in salt cavern storage revenues is principally due to an increase in total working storage capacity from 15.6 Bcf at September 30, 1997 to 19.6 at September 30, 1998.

      OPERATING EXPENSES. Operating expenses were $3.2 million for the third quarter of 1998 compared to $3.0 million for the third quarter of 1997, an increase of $0.2 million, or 7%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

      OPERATING INCOME. As a result of the factors described above, operating income for the third quarter of 1998 increased to $4.8 million from $3.6 million in the third quarter 1997, an increase of $1.2 million, or 33%.

      NET INTEREST EXPENSE. Net interest expense was $1.7 million for the third quarter of 1998 compared to $0.8 million for the third quarter of 1997, an increase of $0.9 million, or 113%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998. The increase in interest expense associated with the issuance is partially offset by a $0.5 million increase in interest income associated with a higher cash balance.

COMPARISON OF FIRST NINE MONTHS OF 1998 AND FIRST NINE MONTHS OF 1997

      REVENUES. Revenues for the first nine months of 1998 were $22.4 million compared to $18.7 million for the first nine months of 1997, an increase of $3.7 million, or 20%. This $3.7 million increase is attributable to a $3.3 million increase in salt cavern storage revenues and to a $0.4 million increase in hub services revenue. The increase in salt cavern storage revenues is principally due to an increase in total working storage capacity from 15.6 Bcf at September 30, 1997 to 19.6 Bcf at September 30, 1998. Increased hub service revenues reflect increased provision of such services and expanded surface infrastructure at the Company's facilities.

      OPERATING EXPENSES. Operating expenses were $9.5 million for the first nine months of 1998 compared to $9.0 million for the first nine months of 1997, an increase of $0.5 million, or 6%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

      OPERATING INCOME. As a result of the factors described above, operating income for the first nine months of 1998 increased to $12.9 million from $9.7 million in the first nine months of 1997, an increase of $3.2 million, or 33%.

      NET INTEREST EXPENSE. Net interest expense was $4.0 million for the first nine months of 1998 compared to $2.9 million for the first nine months of 1997, an increase of $1.1 million, or 38%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998. The increase in interest expense associated with the issuance is partially offset by a $1.2 million increase in interest income associated with a higher cash balance.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of September 30, 1998.

      CASH FLOWS. Net cash provided by operating activities was $10.9 million for the first nine months of 1998 and $9.6 million for the first nine months of 1997. The increase in cash flows from operating activities is primarily due to an increases in net income before extraordinary item.

      Net cash used in investing activities during the first nine months of 1998 and 1997 consisted primarily of capital expenditures to increase working gas storage capacity. The Company spent $20.3 million and $22.1 million during the first nine months of 1998 and 1997, respectively, relating to the storage capacity expansion program. During the first nine months of 1998, working gas storage capacity increased 3.6 Bcf, to 19.6 Bcf from 16.0 Bcf at December 31, 1997. Additionally, in 1998, the Company issued a $5 million note to an MHP subsidiary for the Tioga project.

      Net cash provided by financing activities was $34.9 million during the first nine months of 1998 and $12.5 million during the first nine months of 1997. During the first quarter of 1998, the Company issued $115 million in aggregate principal amount of Unsecured Notes and used approximately $59.3 million of the proceeds thereof to repay the Old Notes. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $17.6 million to MHP for repayment of certain indebtedness owed to certain limited partners of MHP, including $0.6 million of accrued interest. The Company also received $2.1 million of cash that had been restricted under terms of the Old Notes. The Company distributed an additional $1 million in each of the second and third quarters of 1998 to MHP as permitted by the Indenture.

      CAPITAL EXPENDITURES. With the consummation of the Unsecured Notes offering, the Company expects that its primary capital requirements will be for debt service, working capital and capital expenditures. The Company has used approximately $20.3 million of the Unsecured Notes offering to expand the capacity of its current facilities at Moss Bluff and Egan and to purchase incremental pad gas. The Company plans to use an additional $5.7 million of the offering proceeds to continue expansion of its current facilities. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company believes that funds generated from operations and funds available under the Credit Facility will be sufficient to meet its liquidity requirements for the foreseeable future.

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

      PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

      The Company currently has no securities registered pursuant to the Securities Exchange Act of 1934, nor has it issued any equity securities during the first three quarters of 1998. On March 4, 1998, the Company sold $115 million aggregate principal amount of 8 1/4% Unsecured Notes due 2008 to SBC Warburg Dillon Read, Inc. (the "Initial Purchaser") in a transaction exempt from registration under Rule 144A. Following the discount to the Initial Purchaser of 2 1/4% and after deducting $1.0 million in expenses payable by the Company, net proceeds to the Company from the offering of the Unsecured Notes were approximately $111.4 million. The Company used approximately $59,300 to repay the entire outstanding principal amount of certain secured indebtedness owed to third parties, including accrued interest and prepayment penalties. Approximately $20,300 has been used to fund capital expenditures for the continued expansion and development of its facilities and to purchase incremental pad gas. The Company plans to use an additional $5,700 of the offering proceeds to continue expansion of its current facilities. The Company distributed to MHP approximately $17,600 of the net proceeds from the Unsecured Notes offering, which was used by MHP to repay debt owed by MHP to its partners, including accrued interest. Additionally, the Company loaned $5,000 of the net proceeds of the Unsecured Notes offering to a subsidiary of MHP to develop another project. All remaining proceeds from the Unsecured Notes offering will be used to fund the Company's working capital requirements and for other general business purposes.

      On August 17, 1998, the Company completed an exchange offer pursuant to which the Unsecured Notes were exchanged for notes registered under the Securities Act of 1933, but otherwise having substantially identical terms as the Unsecured Notes. The Company received no additional consideration upon issuance of the new registered notes.

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

  27.1  Financial Data Schedule

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

                                          MARKET HUB PARTNERS STORAGE, L.P.

                                          By:  MARKET HUB PARTNERS STORGE, LLC.,
                                                  its general partner

Date: November 4, 1998
                                          By:____________________________
                                                Anthony J. Clark
                                                Vice President and Chief
                                                Financial Officer