Form 10-K405
period 1998-12-31
MARKET HUB PARTNERS STORAGE LP
filed 1999-02-25
CIK 1060240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              ------------------

                                1998 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

                       Commission file number 333-51713

                      MARKET HUB PARTNERS STORAGE, L.P.
            (Exact name of registrant as specified in its charter)



              DELAWARE                                  76-0558052
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

      16420 PARK TEN PLACE, SUITE 420
              HOUSTON, TEXAS                                  77084
   (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (281) 597-6777 Securities registered pursuant to Section 12(b) of the Act: None.

      Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [X]            NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 25, 1999, the aggregate market value of the Company's common equity held by non-affiliates was $0.

                              TABLE OF CONTENTS

                                                                          PAGE
                                    PART I

Item 1.   Business......................................................    1
Item 2.   Properties....................................................   14
Item 3.   Legal Proceedings.............................................   14
Item 4.   Submission of Matters to a Vote of Security Holders...........   14

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   14
Item 6.   Selected Financial Data.......................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
           And Results of Operations....................................   16
Item 7A.  Financial Statements and Supplementary Data...................   22
Item 8.   Financial Statements and Supplementary Data...................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure.....................................   42

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant............   42
Item 11.  Executive Compensation........................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................   43
Item 13.  Certain Relationships and Related Transactions................   43

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   44
          Signatures....................................................

                                       i.

PART I

ITEM 1.  BUSINESS
                                 THE COMPANY

      Market Hub Partners Storage, L.P., a Delaware limited partnership (the "Company"), is one of the largest owners and operators of high deliverability salt cavern natural gas storage capacity in North America. The Company's Moss Bluff and Egan facilities, located near Houston, Texas, and in Acadia Parish, Louisiana, respectively, are strategically positioned at industry-recognized market hubs near the convergence of major natural gas pipelines and serve as aggregation points for natural gas collected along the Texas and Louisiana Gulf Coast. Both of the Company's facilities have bi-directional interconnects to five pipelines, which form hub and spoke systems and enable the Company to provide its customers with storage and other services that allow better management of their variable gas load requirements. At December 31, 1998, the Company's two facilities maintained approximately 19.7 Bcf (as defined under "--THE NATURAL GAS STORAGE INDUSTRY DEFINITIONS" in this Item 1) of natural gas working storage capacity, 97.1% of which was leased under storage contracts with major utilities, pipeline companies, local distribution companies, natural gas producers and natural gas marketers. These storage contracts provide a minimum level of revenue regardless of usage by the customer. The Company supplements these revenues by providing a variety of load management services ("hub services"). For further discussion on revenues and storage services offered, refer to "THE NATURAL GAS STORAGE BUSINESS-DESCRIPTION OF SERVICES".

      The Company was formed on December 31, 1997, under the laws of the State of Delaware. The Company's executive offices are located at 16420 Park Ten Place, Suite 420, Houston, Texas, 77084, and its telephone number is (281) 597-6777.

      The Company is a wholly owned subsidiary of Market Hub Partners, L.P. ("MHP"), which was formed in December 1994 by TPC Corporation ("TPC") (a 66.0% owner that is now a subsidiary of PacifiCorp). MHP, a partnership, is also owned by subsidiaries of NIPSCO Industries ("NIPSCO") (11.3%), DPL Inc. ("DPL") (17.0%) and Public Service Enterprise Group, Inc. ("PSEG") (5.7%), all of which are large utilities or utility holding companies. TPC contributed to MHP its interest in the market hub assets and facilities, market hub locations, development plans, permits, leases and signed storage service contracts relating to its five market hub projects, including the Moss Bluff and Egan facilities. TPC's four partners contributed in the aggregate the agreed-upon sum of $45.0 million in cash to MHP over the period from 1994 to July 1996. On January 30, 1998, the Company formed Market Hub Partners Finance, Inc. as a wholly owned subsidiary.

      In February 1999, NIPSCO announced that its subsidiary, NI Energy Services, Inc., had agreed to purchase TPC, including TPC's 66% interest in MHP, from PacifiCorp. If the purchase is consummated, subsidiaries of NIPSCO will own approximately 77.3% of MHP. The sale will trigger an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other key employees. See Note 12 to the Consolidated Financial Statements "Subsequent Events" included herein for further discussion.

      The Company's owners currently lease approximately 39.4% of the Company's storage capacity. The Company leases the remaining storage capacity to third parties under contracts with, among others, subsidiaries or divisions of Reliant Energy, El Paso Natural Gas Company, The Coastal Corporation, and Columbia Energy Services. In order to accommodate the current market demand for the Company's services, the Company commenced a capital expenditure program in 1997 to increase working gas capacity with the targeted goal of 12.0 Bcf at each facility (for a combined total of 24.0 Bcf). As of December 31, 1998, working gas capacity at Moss Bluff and Egan was 10.3 Bcf and 9.4 Bcf, respectively, for a combined total of 19.7 Bcf. The Company anticipates achieving its 24.0 Bcf working gas capacity target by the end of 1999. The Company believes that incremental capacity expansion results in high rates of return due to the relatively low capital expenditures required to add new capacity and deliverability and the relatively low incremental costs associated with operating the new capacity. For further discussion on salt cavern storage and related expansion, refer to "THE NATURAL GAS STORAGE BUSINESS-STORAGE FACILITIES".

      The chart on the following page illustrates the relationships among the Company, its subsidiaries, MHP and MHP's owners, subsidiaries of PacifiCorp, DPL, NIPSCO and PSEG (prior to the contemplated sale by PacifiCorp discussed above).

                   MARKET HUB PARTNERS CORPORATE OWNERSHIP

                                   ---------------------------------------------------------
                                   |                                                       |
                                   |    Subsidiaries of PacifiCorp (66.0%), DPL (17.0%),   |
                                   |           NIPSCO (11.3%) and PSEG (5.7%)              |
                                   |                                                       |
                                   ---------------------------------------------------------
                                                |                          |
                                               100%                        |
                                                |                          |
                                         ----------------                  |
                                         |              |                  |
                                         |  Market Hub  |                  |
                                         |Partners, Inc.|                  |
                                         |              |                  |
                                         ----------------                  |
                                                |                          |
                                          Approximately              Approximately
                                              2% GP                      98% LP
                                                |                          |
                 ------------------------------------------------------------------------------------------------------
                 |                                                                                                    |
                 |                                       Market Hub Partners, L.P. (MHP)                              |
                 |                                                                                                    |
                 ------------------------------------------------------------------------------------------------------
                                |                                          |                                   |
                               100%                                        |                                  100%
                                |                                          |                                   |
                      ---------------------                                |                                   |
                      |                   |                                |                                   |
                      |Market Hub Partners|                                |                                   |
                      |   Storage, LLC    |                                |                                   |
                      |                   |                                |                                   |
                      ---------------------                                |                                   |
                                |                                          |                                   |
                            0.01% GP                                    99.99% LP                              |
                                |                                          |                                   |
         -------------------------------------------------------------------------------------                 |
         |                                                                                   |                 |
         |                          Market Hub Partners Storage, L.P.                        |                 |
         |                                                                                   |                 |
         -------------------------------------------------------------------------------------                 |
            |                      |                  |              |                 |                       |
           100%                   100%                |             100%               |                       |
            |                      |                  |              |                 |                       |
            |        ------------------------------   |   ------------------------     |                       |
            |        |                            |   |   |                      |     |                       |
            |        |Moss Bluff Hub Partners, LLC|   |   |Egan Hub Partners, LLC|     |                       |
            |        |                            |   |   |                      |     |                       |
            |        ------------------------------   |   ------------------------     |                       |
            |                           |             |                 |              |                       |
            |                        0.01% GP     99.99% LP          0.01% GP      99.99% LP                   |
            |                           |             |                 |              |                       |
----------------------------------- ------------------------------- ------------------------- -----------------------------------
|                                 | |                             | |                       | |                                 |
|Market Hub Partners Finance, Inc.| |Moss Bluff Hub Partners, L.P.| |Egan Hub Partners, L.P.| |Other Subsidiaries, including the|
|                                 | |                             | |                       | |    owner of the Tioga Project.  |
----------------------------------- ------------------------------- ------------------------- |                                 |
                                                                                              -----------------------------------

Note: "GP" denotes general partnership interests; "LP" denotes limited partnership interests

                        THE NATURAL GAS STORAGE INDUSTRY

DEFINITIONS

      The term "Bcf" means billion cubic feet of natural gas, "MMcf" means million cubic feet of natural gas and "Mcf" means thousand cubic feet of natural gas. The term "MMBtu" means million British Thermal Units and "FERC" refers to the Federal Energy Regulatory Commission. A "market hub" is a geographic location of a natural gas storage facility and multiple pipeline interconnections. The term "working gas capacity" is defined as the amount of capacity within each facility's salt caverns available for lease; "leased gas capacity" reflects the amount of working gas capacity leased and includes both firm and secondary firm contracts (discussed in "THE NATURAL GAS STORAGE BUSINESS-DESCRIPTION OF SERVICES").

OVERVIEW

      There are three principal types of underground natural gas storage sites:
(i) depleted oil or gas reservoirs; (ii) aquifers, which are water-only reservoirs conditioned to hold natural gas; and (iii) salt cavern formations. Salt cavern storage facilities, such as those operated by the Company, offer significant advantages compared to depleted reservoirs and aquifers. Due to the physical qualities of the salt formations in which these caverns are constructed, the salt cavern storage facilities generally have higher average daily deliverability rates than storage facilities that utilize depleted reservoirs or aquifers. For example, each of the Company's salt cavern storage facilities is designed to permit withdrawal of all the working gas in such facility in periods as short as ten days. They are also typically less costly to operate and more flexible than other competing storage methods. While a reservoir storage facility typically converts from injection to withdrawal once or twice a year, a salt cavern facility is capable of switching from injection to withdrawal, and vice versa, several times a day. Accordingly, the Company believes that salt cavern storage facilities are better suited to meet short-duration load swings (E.G., intra-day heating and air-conditioning demand) and to serve peak demand during major supply interruption events, such as hurricanes and loss of production due to extreme cold weather.

      Several types of customers typically utilize salt cavern storage, including local distribution companies, gas-fired electric utilities, gas marketing companies, gas producers and gas pipelines. For example, local distribution companies can reduce their costs by maintaining a reserve supply of natural gas at a storage facility. The salt cavern's high deliverability capability allows distribution companies to access supply quickly, eliminating the need to purchase gas on short notice at peak prices. Gas-fired electric utilities typically use other sources of supply for baseload demand, but utilize gas storage facilities as "peaking" facilities to rapidly meet short-term surges in demand. Gas marketing companies use salt cavern storage as a tool to maximize arbitrage profits when the total cost of purchasing gas at off-peak times and storing it is less than the price at which they can sell gas during periods of tight supply. Likewise, gas producers can increase profits by storing gas until prices increase, with the advantage of quick access to that stored supply in a salt cavern facility. Finally, salt cavern storage allows gas pipeline companies to increase operating efficiency by physically balancing pipeline receipts and deliveries with the salt cavern's flexible injection and withdrawal capabilities, thereby enabling companies to reduce compressor fuel usage through improved balancing.

      Market hubs, or strategic interconnects combined with storage in the pipeline grid, can be used for a number of purposes. A market hub can be an advantageous location to make or take delivery of gas, as it provides receipt point security because all purchase and supply contracts can be written with a known point of delivery. A market hub with salt cavern storage can improve efficiency of gas transportation management. Scheduling and imbalance penalties can be avoided, while pooling supply from different sources at one location can reduce transportation costs. In addition, high-deliverability storage can be used to minimize risks created by counterparty failures by eliminating the need for a party to enter the "spot" market. Finally, salt cavern storage permits producers, purchasers, marketers and pipelines to take advantage of pricing differentials. Both commodity and transportation costs can be reduced; commodity cost through purchases at off-peak prices for use during peak periods, and transportation cost through access at off-peak "interruptible" rates, compared to more expensive "firm" transportation.

      Changes in the industry have created the need for more efficient methods of managing the supply of natural gas throughout the pipeline grid. Prior to the issuance of FERC Order 636 in April 1992, users of natural gas were able to purchase sufficient natural gas from pipelines, on short notice, to meet substantially all of their natural gas supply needs, and pipelines were largely obligated by contract to supply these needs. The Company believes that if general consumption of natural gas begins to more closely match supply, natural gas may not be available in sufficient quantities on a timely basis to satisfy short-duration peak usage needs caused by seasonal temperature variation or supply interruptions, and such events may increase the demand for flexible, reliable natural gas supply services.

                        THE NATURAL GAS STORAGE BUSINESS

STORAGE FACILITIES

      GENERAL. A salt cavern is formed by drilling and leaching an underground cavern in a naturally existing salt formation and installing related surface equipment. The typical salt cavern storage facility consists of a solution mining plant, which provides fresh water to dissolve cavities within the underlying salt, brine handling and disposal facilities, and the necessary surface facilities to compress natural gas into the cavity and allow it to flow back into a pipeline. Natural gas is injected under pressure and is generally not subject to loss because salt is essentially impermeable. All storage facilities which the Company owns and all storage facility projects which the Company is planning or developing are salt cavern storage facilities.

      MOSS BLUFF FACILITY. The Moss Bluff facility consists of three storage caverns located in Liberty and Chambers Counties near Houston, Texas, and provides approximately 10.3 Bcf of working storage capacity at December 31, 1998. The facility typically provides 10-day withdrawal service (approximately 1,030 MMcf/day) and 20-day injection service (approximately 500 MMcf/day), although it is capable of providing up to approximately 1,200 MMcf/day of withdrawal capacity and additional wheeling capacity of approximately 715 MMcf/day. The Moss Bluff facility occupies what the Company believes to be an ideal location on the pipeline grid, with access to five pipelines, three of which are intrastate and two of which are interstate. The three intrastate pipeline interconnects are with Channel Industries Gas Company ("Channel") (which is owned and operated as two pipelines), MidCon Texas ("MidCon") and Tejas Energy, LLC ("Tejas Energy"). The interstate pipeline interconnects are with Natural Gas Pipeline Company of America ("NGPL") and Texas Eastern Transmission ("TETCO"). The interconnections to Channel, TETCO, MidCon and Tejas Energy are via 4.9 mile dual header system of 16-inch and 20-inch pipe, which runs south from the facility to the main metering facility near the Liberty and Chambers Counties border. The interconnection to NGPL is a 16-inch, 9.7 mile pipe, which was added with the development of the second cavern.

      Operations at the Moss Bluff facility were commenced in 1990 with a single storage cavern providing approximately 1.75 Bcf of working storage capacity. With the second and third caverns commencing operations during 1994 and 1995, along with the transfer of the 50% interest of Moss Bluff not already owned by MHP from a third party in 1996 (refer to Note 1 to the Consolidated Financial Statements "ORGANIZATION AND BASIS OF PRESENTATION" for further discussion on this transaction), working gas capacity was increased to approximately 7.8 Bcf by the end of 1996. In 1997, the Company commenced construction to expand working gas capacity at Moss Bluff to 12.0 Bcf. During that year, capacity was increased to 9.5 Bcf through the expansion program and by utilizing SMUG (Solution Mining Under Gas) technology; average injection capability was also increased to 475 MMcf/day by placing a fifth compressor in service.

      During 1998, the Company budgeted capital expenditures, excluding pad gas purchases, of approximately $6.0 million for the continued expansion of the Moss Bluff facility to 12.0 Bcf, of which it spent $5.2 million. Working gas capacity was 9.5 Bcf at the beginning of the year and was increased to 10.3 Bcf by the end of 1998. Additionally, the Company added a sixth compressor to the facility, which increased overall average injection capability to approximately 500 MMcf/day. The Company also purchased approximately $2.1 million in pad gas for the Moss Bluff facility during 1998.

      For fiscal year 1999, the Company has budgeted approximately $4.6 million in capital expenditures to increase working gas capacity at Moss Bluff to 12.0 Bcf. It is projected that the 12.0 Bcf target will be achieved by the end of 1999, thereby completing the capital expenditure program initiated in 1997.

      EGAN FACILITY. The Egan facility consists of two storage caverns located in Acadia Parish in the south central part of Louisiana that provide the Company with approximately 9.4 Bcf of working gas storage capacity at December 31, 1998. The Egan facility typically provides 10-day withdrawal service (approximately 940 MMcf/day) and 20-day injection service (approximately 500 MMcf/day), although it is capable of providing up to approximately 1,200 MMcf/day of withdrawal capacity and additional wheeling capacity of approximately 835 MMcf/day. Because of the Egan facility's location in the supply area and proximity to the interstate and intrastate pipeline grid, the Company believes the Egan facility is the best located market hub for matching Gulf Coast production to market demand in the midwestern and northeastern United States. The Egan facility provides services to customers on five interstate pipelines: Tennessee Gas Pipeline, Texas Gas Transmission Company, ANR Pipeline Company ("ANR"), Trunkline Gas Pipeline ("Trunkline") and Columbia Gas Transmission Company ("Columbia Gas"). The Egan facility interconnects to pipelines owned by Tennessee Gas and Texas Gas are via 3.5 miles of 24-inch pipes, to pipelines owned by ANR and Trunkline via 1.5 miles of dual 20-inch pipes and to a Columbia Gas pipeline via 6.7 miles of 24-inch pipe. During 1998, Egan was connected with Conoco's LGS system (an intrastate pipeline) that interconnects with their Acadia plant. This plant, in turn, connects with pipelines owned by Koch Gateway, Columbia Gas and others. The interconnection with Conoco is one-directional, meaning that the gas can only be delivered to Egan.

      Operations at the Egan facility were commenced in 1995 with a single storage cavern providing approximately 3.6 Bcf of working gas capacity. The Company implemented a capital expenditure program in 1997 to increase Egan's working gas capacity to 12.0 Bcf. A second cavern well was drilled as part of the expansion program and leaching operations commenced during 1997. At December 31, 1997, total working gas capacity at Egan was 6.5 Bcf. During 1998, the Company placed in operation the second cavern well.

      For 1998, the Company budgeted capital expenditures, excluding pad gas purchases, of approximately $14.0 million for the continued expansion of the Egan facility to 12.0 Bcf, of which it spent $11.5 million. Working gas storage capacity was 6.5 Bcf at the beginning of the year and was increased to 9.4 Bcf by the end of 1998. Additionally, three compressors were added to the Egan facility (bringing the total number of compressors at that facility to seven), which increased overall average injection capability to approximately 500 MMcf/day. The Company also purchased approximately $2.6 million in pad gas for the Egan facility during 1998.

      For fiscal year 1999, the Company has budgeted approximately $2.6 million in capital expenditures to increase working gas capacity at Egan to 12.0 Bcf. It is projected that the 12.0 Bcf target will be achieved by the end of 1999, thereby completing the capital expenditure program initiated in 1997.

      The following table depicts storage system data (as discussed above) for the Company as of December 31, 1998:

                                              MAXIMUM
                                            WITHDRAWAL
                                             CAPACITY
                                 MAXIMUM       PLUS       ESTIMATED
                                INJECTION    WHEELING    WORKING GAS      PROJECTED
                                 CAPACITY    CAPACITY      STORAGE       IN-SERVICE
                                (MMCF/DAY)  (MMCF/DAY)      (BCF)           DATE
                                ----------  ----------   -----------   --------------
EXISTING
Moss Bluff ..................          500       1,915          10.3   In Service

Egan ........................          500       2,035           9.4   In Service
                                ----------  ----------   -----------
      Subtotal ..............        1,000       3,950          19.7
                                ----------  ----------   -----------
PLANNED EXPANSION
Moss Bluff ..................          -0-         735           1.7   December 1999

Egan ........................          -0-         515           2.6   December 1999
                                ----------  ----------   -----------
      Subtotal ..............          -0-       1,250           4.3
            Total ...........        1,000       5,200          24.0
                                ==========  ==========   ===========

DESCRIPTION OF SERVICES

      STORAGE SERVICES. Storage services are marketed by the Company on an unbundled basis to utilities, pipeline companies, local distribution companies, producers and natural gas marketers and permit customers to contract for injection, storage space and withdrawal capacities. These unbundled services are currently provided on a firm, secondary firm and interruptible bases. The majority of the Company's contracts are on a firm basis, where the user pays a charge for the availability of the storage space and of the injection and withdrawal rights regardless of usage. In a secondary firm arrangement, the user customarily pays a lower demand fee than in a firm contract because the facility has the right to make the storage capacity or injection and withdrawal facilities unavailable to the secondary firm customer if a customer with a firm contract requires the space or facilities. Interruptible contracts are similar to secondary firm contracts, except that no demand fee is paid and the facility is allowed to give prior access to both firm and secondary firm customers. Since customers with firm contracts generally do not utilize 100% of storage and/or withdrawal and injection capacity at all times, the Company can increase revenues and operating efficiencies by offering secondary firm and interruptible services to maximize capacity utilization. The facility may charge fees for the actual use of its storage capacity and of its injection and withdrawal facilities in addition to the demand fees charged to reserve availability of capacities. The number of contracts and their terms for a given storage cavern depend upon the physical limitations of available space and injection and withdrawal capacity at the relevant storage cavern.

      HUB SERVICES. The Company also offers short-term and interruptible "hub" services to its customers, a brief description of which is provided below:

      o BALANCING SERVICES. Balancing services allow the Company's customers to borrow natural gas from a storage facility or to park their own natural gas at the facility within specified volumetric ranges for a limited time. A shipper using this service can continually keep its transportation obligations in balance.

      o WHEELING SERVICES. Wheeling services are the transportation of natural gas at a market hub from one pipeline to another over the surface interconnects and involve no storage service. Wheeling allows the Company's customers to reach markets or suppliers not normally available to them. A hub customer can deliver or purchase gas on one pipeline and have the hub transfer it to another for further shipping.

      o TITLE TRANSFER SERVICES. Title transfer services allow the Company's customers to effect the transfer of natural gas from one storage facility or pipeline to another without incurring unnecessary transportation charges.

      o IMBALANCE SERVICES. Imbalance services facilitate the trading of imbalances by shippers on a particular pipeline or between pipelines with interconnects to a market hub. The hub handles the physical gas movement, if needed, and the nominations necessary to complete the transaction.

      o LOAN SERVICES. Loaning services involve the loaning of non-critical pad gas and "extra" gas that the Company has obtained title to through in-kind fuel payments. The Company enters into loaning transactions only with counterparties it considers creditworthy.

      The Company began offering hub services on a short-term firm and interruptible basis at Moss Bluff in 1994 and at Egan in 1995. Using inventory management techniques common to many producing-manufacturing firms, the Company has developed hub services to enable better management of incremental, unsubscribed and rollover capacity at the operating facilities. Market hub services typically provide higher margins than demand storage; however, the timing of such services is less predictable.

DESCRIPTION OF SIGNIFICANT CONTRACTS

      As of December 31, 1998, Moss Bluff and Egan had 10.0 Bcf and 9.2 Bcf of leased storage capacity (excluding secondary firm contracts), respectively. The following chart sets forth certain terms with respect to firm storage capacity based on the Company's agreements with its most significant customers.

                               MOSS BLUFF FACILITY

                                                                                         CAPACITY
                                                                       TERMINATION        LEASED
CUSTOMER                                                                   DATE          (IN MMCF)
--------                                                              ----------------   ---------
Northern Indiana Public Service Company (NIPSCO Industries, Inc.) .      April 2014          4,000
Channel Industries Gas Company (El Paso Natural Gas Company) ......      March 2000            750
TPC (PacifiCorp) ..................................................      April 2002            600
Reliant Energy HL&P (Reliant Energy, Incorporated)  ...............       May 1999             600
TPC (PacifiCorp) ..................................................      April 2002            500
Texaco Natural Gas, Inc. (Texaco Inc.) ............................      April 1999            500
Western Gas Resources, Inc. (Western)(2) ..........................      July 2000             500
Columbia Energy Services, Inc. (The Columbia Gas System, Inc.) ....    September 2000          500
Entergy Power Marketing Corporation ...............................      June 1999             500
H&N Gas Ltd. ......................................................     August 1999            500
All Other Contracts (3 total) .....................................       Various            1,000
                                                                                         ---------
      MOSS BLUFF TOTAL ............................................                          9,950
                                                                                         =========

                                  EGAN FACILITY

                                                                                         CAPACITY
                                                                       TERMINATION        LEASED
CUSTOMER                                                                   DATE          (IN MMCF)
--------                                                              ----------------   ---------
Northern Indiana Public Service Company (NIPSCO Industries, Inc.) .    April 2016(1)         1,500
ANR Pipeline Company (The Coastal Corporation) ....................    November 1999         1,000
Columbia Energy Services, Inc. (The Columbia Gas System, Inc.) ....    September 2000        1,000
The East Ohio Gas Company (Consolidated Natural Gas Company) ......      April 2008            900
Coral Energy Resources ............................................      July 1999             800
The Dayton Power & Light Company (DPL Inc.) .......................    September 2000          565
TPC (PacifiCorp) ..................................................      April 2006            500
Aquila Energy Marketing ...........................................    December 2000           500
Western Gas Resources, Inc. (Western)(2) ..........................      April 2000            500
Entergy Power Marketing Corporation ...............................      March 1999            500
All Other Contracts (5 total) .....................................       Various            1,410
                                                                                         ---------
      EGAN TOTAL ..................................................                          9,175
                                                                                         =========

(1) This contract has a primary term expiring April 1, 2016 but may be terminated by the customer effective April 1, 2006 on 12 months' notice.

(2) PNM Energy Marketing (Public Service of New Mexico) retains ultimate liability under these contracts.

      Certain of the current contracts provide that the customer has the right to terminate the contract upon the occurrence of certain events of default specified therein. Additionally, certain of the Company's contracts obligate the Company to indemnify the customer for any damage or injury occurring during the period in which the customer's natural gas is in the Company's possession.

MARKETING AND SALES EFFORTS

      GENERAL. The Company targets sales efforts on utilities, pipeline companies, local distribution companies, producers and natural gas marketers. As of December 31, 1998, available capacity at the Moss Bluff and Egan facilities for firm demand contracts was effectively sold out. Nonetheless, in light of planned expansions and the expirations of several firm basis contracts in 1999, the Company will continue to market firm storage service. In addition, the Company's increasing sales of hub services have allowed the Company to expand its customer base and maximize inventory value.

      TARGET CUSTOMERS. Local distribution companies have been the primary focus of the Company's marketing efforts. These companies have traditionally developed long-term gas supply plans and acquired the necessary storage under long-term contracts to meet those plans. However, in response to changes in the industry caused by deregulation, the company has increased its marketing of specialized services to local distribution companies. Likewise, incentive rates have increased customers' focus on the cost of the gas supply. In response, the Company has highlighted the benefits of salt cavern storage and simple hedging strategies which permit customers to purchase natural gas supplies at off-peak prices.

      The number of natural gas marketers and producers contracting for the Company's services has steadily increased over the last two years. These customers have traditionally purchased under shorter-term contracts of two to three years. However, recent regulatory initiatives designed to encourage greater accountability among the unregulated merchants, such as the imposition of more restrictive balancing and scheduling requirements and larger penalties for noncompliance with such requirements, have made these customers more open to longer-term contracts.

      Interstate pipeline companies represent the Company's smallest customer base. To date, the Company has had limited success with this market because prospective pipeline customers have their own low deliverability storage facilities. In addition, current FERC policy limits rate recovery by pipelines interested in contracting for upstream capacity in third-party storage facilities. However, the Company continues to market its services to interstate pipelines. The Company believes that without a merchant function or an incentive to manage customer inventories, interstate pipelines are not well positioned to ensure that existing reservoir storage facilities are filled and cycled by their transportation customers in a manner that assures satisfactory peak (withdrawal) and off-peak

(injection) performance and full cost recovery for storage operations. The Company believes that third-party high deliverability storage is an increasingly viable option for pipelines attempting to maximize the value of their seasonal storage capabilities.

      ON-LINE INVENTORY TRACKING. The nature of high deliverability salt cavern storage operations and the services provided by the Company require that the company have a reliable and efficient system in place to track the physical flow of natural gas throughout its facilities. The Company utilizes at Moss Bluff and Egan an on-line inventory tracking system developed by MHP. This system tracks customer nominations and allocations and provides the Company with accurate fuel accounting for both customer and Company accounts. By automating what used to be a manual accounting process, the Company has increased efficiency and reduced the risk of errors.

      SERVICE PRICING TECHNIQUES. The Company intends to continue to price its services under a market based rate design authorized by applicable state and federal regulatory bodies. Prices are based upon what the market will bear at a given time for a particular service. Full consideration is given to operational and value factors associated with providing a service such as capacity, cycling rights, pipeline access, current contractual commitments to the surface facilities, pipeline and cavern pressures and the firm or interruptible nature of the service.

TECHNOLOGY AND INTELLECTUAL PROPERTY

      At the time of formation of MHP, MHP and TPC entered into an agreement pursuant to which TPC has maintained an extensive technical development program for the benefit of MHP and its subsidiaries. Key elements in this program include an existing technical relationship with Sandia National Laboratories ("Sandia"), a leading source of technology for hydrocarbon storage, and previously included a technical relationship with Gaz de France, the French state-owned natural gas company ("GDF"). The cooperative effort in technology has been primarily focused on natural gas storage cavern design, construction and operation and has enabled TPC to gain recognition for technical leadership within the industry.

      Sandia originally developed technology for the United States Department of Energy for the Strategic Petroleum Reserve, which stores crude oil in salt caverns. As a result of this work, the Company believes Sandia is the leading source in the United States of technology for hydrocarbon storage. Under an agreement with Sandia, TPC receives three-dimensional computer simulation, long-term creep and stress relaxation studies, mineral property testing, linear programming and other advanced support. The Sandia contract was originally entered into in May 1990 for an initial 12 month period and was subsequently amended and extended several times, most recently through November 1998.

      GDF is recognized as a world leader in natural gas related research and development, with related expenditures of approximately $200.0 million per year. Over several decades, GDF has constructed dozens of salt cavern storage facilities and acquired an extensive patent estate and a depth of operating skill. GDF was a major shareholder of TPC until PacifiCorp acquired TPC in April 1997. During that time, GDF provided technical assistance to TPC (and indirectly to MHP) though its ownership relationship and an exclusive technology agreement that was in effect from 1991 through 1997. Although neither TPC nor MHP currently has such a relationship or agreement with GDF, MHP continues to benefit from the experience gained in connection with TPC's and MHP's dealings with GDF.

                                BUSINESS STRATEGY

      The Company plans to continue to grow its revenue base and to improve its profitability and cash flow through the implementation of the following key business strategies:

      o OFFER SUPERIOR DELIVERABILITY AND FLEXIBILITY. The Company's marketing strategy emphasizes the high deliverability and flexibility of its salt cavern storage facilities relative to conventional reservoir natural gas storage and targets those customers whose storage and delivery needs are more variable. For example, salt cavern storage can be used by utilities as "peaking" facilities to rapidly meet short-swing surges in demand. Salt cavern storage can allow local distribution companies to reserve a supply of natural gas at a storage facility that can be delivered quickly, reducing the need to purchase gas on short notice at peak prices. Natural gas marketing companies and natural gas production companies can use salt cavern facilities to store natural gas when prices are low and withdraw natural gas when prices increase.

      A salt cavern's flexible injection and withdrawal capabilities can allow pipeline companies to increase operating efficiencies and reduce compressor fuel usage through physically balancing pipeline receipts and deliveries.

      o GENERATE STABLE REVENUES AND CASH FLOWS THROUGH DEMAND STORAGE CONTRACTS. The Company's primary source of revenues is demand storage contracts, in which the Company leases storage capacity to customers on a firm basis for periods ranging from slightly less than one year to twenty years. Prices per Mcf of storage capacity and the amount of storage capacity to be leased are generally fixed at the inception of the contract. Accordingly, these storage contracts, which have a remaining weighted average life of approximately 5.9 years as of December 31, 1998, provide a relatively stable source of revenues and cash flows, since the customer is required to pay a minimum level of storage fees regardless of usage. In 1998, approximately 89.2% of the Company's total revenues were generated from the minimum fees under demand storage contracts.

      o OPTIMIZE REVENUES AND OPERATING EFFICIENCIES BY OFFERING HUB SERVICES. The Company offers a variety of load management services to its customers on a short-term and "interruptible" basis to supplement its storage revenues (refer to "THE NATURAL GAS STORAGE BUSINESS-DESCRIPTION OF SERVICES" for further discussion of hub services ). Since the Company's storage customers generally do not utilize 100% of storage and/or withdrawal and injection capacities at all times, hub services allow the Company to optimize revenues and operating efficiencies through the use of unutilized and unsubscribed capacity. Hub services also provide an opportunity to attract new customers and market longer-term demand-type storage contracts to these new customers.

      o CAPITALIZE ON FAVORABLE EXPANSION ECONOMICS BY SELECTIVELY EXPANDING CAPACITY. Due to the favorable economics associated with capacity expansion, the Company evaluates increasing its capacity at its current facilities when it has leased close to 100% of storage capacity and demand for additional capacity remains strong. The Company has previously expanded capacity six times. High rates of return can be achieved on incremental capacity expansion due to the relatively low capital expenditures required to add new capacity and deliverability and the relatively low incremental costs associated with operating this new capacity. Through the end of 1997, the Company spent approximately $158.4 million to develop 16.0 Bcf of storage capacity, which is approximately $9.9 million per Bcf. The $16.7 million that was spent in 1998 to increase working gas capacity by 3.7 Bcf reflects a per Bcf development cost of approximately $4.5 million. In 1999, the Company is budgeted to spend approximately $7.2 million to increase working gas capacity by 4.3 Bcf (for a combined facilities total of 24.0 Bcf), which reflects a per Bcf development cost of approximately $1.7 million.

      o CONTINUE DEVELOPMENT OF INNOVATIVE TECHNOLOGY TO IMPROVE OPERATING EFFICIENCIES. The Company will continue to focus and develop innovative technologies to increase operating efficiencies. The use of SMUG (Solution Mining Under Gas) technology, which allows for the expansion of existing caverns without interrupting operations, provides the Company with what it believes are cost and safety advantages.

                                   COMPETITION

      The natural gas storage industry is highly competitive. The Company competes most directly with other independent, stand-alone storage facilities and interstate pipelines which offer storage services. Additionally, an increase in competition in the market could arise from new ventures or expanded operations from existing competitors. Many of the Company's competitors have capital and other resources far greater than those of the Company. Competitive factors include (i) the quantity, location and physical flow characteristics of interconnected pipelines, (ii) the costs, service and rates of the Company's competitors, (iii) the ability to offer service from multiple locations and (iv) ancillary services, such as title tracking and electronic bulletin boards.

                                   REGULATION

      Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA"), the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act"), regulations promulgated by the FERC and certain statutes and regulations promulgated as state laws.

NATURAL GAS TRANSMISSION INDUSTRY

      Historically, interstate pipeline companies acted as wholesale merchants by purchasing natural gas from producers, transporting the natural gas from production areas to markets and reselling that natural gas to local distribution companies and large end users. Prior to the enactment of the NGPA in 1978 and the Decontrol Act of 1989, all sales of natural gas for resale in interstate commerce, including sales by producers, were subject to the rates and service jurisdiction of the FERC under the NGA and NGPA. However, as a result of the NGPA and the Decontrol Act, by no later than January 1, 1993 all so-called "first sales" of natural gas were federally deregulated, thus allowing all types of sellers, other than pipelines, local distribution companies and their affiliates, to market their natural gas free from federal controls. Moreover, pursuant to Section 311 of the NGPA and under Section 7 of the NGA, the FERC promulgated regulations by which wholly intrastate natural gas pipeline companies and local distribution companies served by interstate pipelines may engage in interstate transactions without becoming subject to the FERC's full rates and service jurisdiction under the NGA. At the same time, however, the FERC has retained its traditional jurisdiction over the activities of interstate pipelines. Under the NGA and the NGPA, the transportation and sale of natural gas by interstate pipeline companies have been subject to extensive regulation, including rate regulation, regulation of relations with marketing affiliates and accounting and reporting requirements. In addition, the construction of new facilities, the extension or modification of existing facilities and the commencement and cessation of sales or transportation services by interstate pipeline companies generally have required prior FERC authorization. Such authorizations can be denied or conditioned to include public interest protections that may be unfavorable to the interstate pipeline.

      Commencing in 1985, the FERC adopted regulatory changes that have significantly altered the transportation, sale and marketing of natural gas. These changes were intended to foster competition in the natural gas industry by, among other things, transforming the primary role of the interstate pipeline companies from that of wholesale marketers to that of natural gas transporters and by mandating that interstate pipeline companies provide open and nondiscriminatory transportation services to all producers, distributors, marketers and other shippers seeking such services (so-called "open access" requirements). To provide interstate pipeline companies with the incentive to revamp their services, the FERC also sought to expedite, for pipeline companies providing "open access" services, the certification process for new services, facilities and operations. Throughout the early years of this process, the FERC's action in these areas were subject to extensive judicial review and generated significant industry comment and proposals for modification of existing regulations.

      In April 1992, the FERC issued its latest and most comprehensive restructuring ruling, Order No. 636, a complex regulation that has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order No. 636 generally required each interstate pipeline company to unbundle its traditional wholesale services and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services and firm and interruptible transportation services) and to adopt a new rate-marketing methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliates made natural gas sales as a merchant in the future, it would do so pursuant to a blanket sales certificate that placed such entity in direct competition with all other sellers pursuant to private contracts. However, pipeline companies were not required by Order No. 636 to remain merchants of natural gas, and many of the interstate pipeline companies have elected to become transporters only. The FERC required that each interstate pipeline company, in an individual restructuring proceeding, set forth in detail its new terms of service in a filing with the FERC. The FERC and the federal appellate courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to the individual interstate pipeline companies. Nevertheless, because the FERC continues to review and modify its open access regulations, the outcome of any such later proceedings and their ultimate impact on the Company's business is uncertain.

      In addition, the FERC has announced its intention to reexamine certain of its transportation related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636 and, more recently, the price that firm service shippers can charge for released capacity. The FERC has also recently requested comments on the financial outlook of the gas pipeline industry, including, among other matters, whether the FERC's current ratemaking policies are suitable in the current industry environment. Finally, the FERC has recently issued a notice of proposed rulemaking to further standardize pipeline transportation tariffs which, if implemented as proposed, would adversely affect the reliability of scheduled interruptible service.

REGULATION OF THE COMPANY'S FACILITIES

      MOSS BLUFF FACILITY. Certain of the operations of the Moss Bluff facility are subject to FERC regulation and other of its activities are subject to regulation by the Texas Railroad Commission ("TRC"). The Moss Bluff facility is classified by the FERC as a so-called "Hinshaw pipeline", exempt from the FERC's interstate pipeline rates and service jurisdiction under the NGA. The Moss Bluff facility is subject to regulation under the utility statutes of Texas as to its intrastate activity. Under regulations promulgated by the FERC, Hinshaw pipelines can engage in other interstate transactions by complying with certain reporting and other regulations applicable to such transactions. In this regard, the FERC has issued a limited-jurisdiction certificate to Moss Bluff under Section 7 of the NGA authorizing Moss Bluff to engage in the sale, transportation (including storage) or assignment of natural gas that is subject to the FERC's jurisdiction under the NGA to the same extent that intrastate pipelines are authorized to engage in such activities pursuant to Section 311 of the NGPA. The FERC has authorized Moss Bluff to charge market-based rates for its interstate storage and interruptible hub services. Such market-based rate authorization does not apply to stand-alone transportation service, for which Moss Bluff would require additional authorization. Further, it is based upon the FERC's determination, in light of Moss Bluff's and its affiliates' activities described in its rate application, that Moss Bluff is not able to exercise market power in the provision of its storage and interruptible hub services. Such authorization is subject to reexamination in the event there is a significant future change to Moss Bluff's market power status. Such a change could include, for example, the addition by Moss Bluff or its affiliates of significant additional storage capacity or access to significant market area storage or transportation. Moss Bluff is required to report to the FERC circumstances that could significantly affect its market power status. Such market-based rate authorization could be limited or revoked prospectively in the event of any such change. Pursuant to the Texas Gas Utility Regulatory Act, intrastate rates are deemed to be just and reasonable and approved by the TRC if they have been negotiated at arm's length with pipeline companies or large industrial customers, which is the case with respect to Moss Bluff's rates for wholly interstate services.

      EGAN FACILITY. Egan is an interstate pipeline and storer of natural gas subject to FERC regulation under the NGA and NGPA. In October 1996, Egan received a certificate of public convenience and necessity from the FERC for its storage facility. This certificate grants Egan the authority under Section 7 of the NGA to own and operate its then-existing facilities and to build a second salt cavern storage facility at the Egan site. The FERC subsequently authorized Egan to expand its originally certified facilities. Egan's natural gas storage and hub services are offered at market-based rates. Egan is the first hub in the United States with FERC authorization to charge market-based rates for natural gas hub services. Such market-based rate authorization is, however, based upon the FERC's determination, in light of Egan's and its affiliates' activities described in the certificate applications, that Egan is not able to exercise market power in the provision of its services. Such authorization is subject to reexamination in the event a significant change occurs to Egan's market power status; for example, if Egan adds storage capacity or storage caverns beyond the two caverns contemplated, or an affiliate enters the interstate storage or transportation business, and Egan is required to report to the FERC any such future circumstances that could significantly affect its market power status. Such market-based rate authorization could be limited or revoked prospectively in the event of any such change.

ENVIRONMENTAL AND SAFETY MATTERS

      The Company is subject to environmental risks normally incident to the operation and construction of pipelines and other facilities for processing, storing and transporting natural gas and other products, including, but not limited to, uncontrollable flows of natural gas, fluids and other substances into the environment, fires, pollution and other environmental and safety risks. The following is a discussion of certain environmental safety concerns related to the Company. It is not intended to constitute a complete discussion of the various federal, state and local statutes, rules, regulations or orders to which the Company's operations may be subject. For example, the Company, without regard to fault, could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or state counterparts, in connection with the disposal or other releases of hazardous substances. Further, the recent trend in environmental legislation and regulations is toward stricter standards, and this will likely continue in the future.

      The Company's activities in connection with the operation and construction of pipelines, injection wells, storage caverns and other facilities for storing and transporting natural gas and other products are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the Texas Natural Resource Conservation Commission ("TNRCC"), the Louisiana Office of Conservation, the TRC and the Federal Environmental Protection Agency ("EPA"), which can increase the costs of designing, installing and operating such facilities. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution.

      Environmental law and regulations may require the acquisition of a permit before certain activities may be conducted by the Company. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species or other protected areas. The

Company is also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

      An example of state environmental regulations affecting the Company is the Texas Clean Air Act ("TCA Act"), as administered by the TNRCC. The TCA Act restricts emission of air pollutants from natural gas pipeline facilities, and the TNRCC may curtail operations not meeting applicable standards. Additionally, the TRC has the authority to take steps necessary to ensure compliance with applicable safety regulations through pipeline construction standards and to issue permits and regulations necessary to prevent environmental pollution by pipeline operations. These regulations are subject to change from time to time. The design, construction, operation and maintenance of the Company's natural gas pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("1968 Act"), or by state agency regulations meeting the requirements of the 1968 Act. The Moss Bluff facility is subject to environmental regulations monitored by the TRC that pertain to natural gas storage, disposal of salt water, brine pit operations and noxious emissions.

      Management believes the Company has obtained and is in current compliance with all necessary and material permits and that the Company is in substantial compliance with applicable material environmental and safety regulations.

                                    INSURANCE

      Although it is not fully insured against all environmental, safety and other risks, the Company maintains insurance coverages it considers appropriate, including replacement insurance for surface equipment, gas inventory insurance, business interruption insurance, leaching insurance and general liability insurance.

                                    EMPLOYEES

      As of December 31, 1998, the Company had 38 full-time employees. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be excellent.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The management structure of the Company is the same as that of MHP and of its sole general partner, Market Hub Partners, Inc., a Delaware corporation ("MHP GP"). Subsidiaries of PacifiCorp, NIPSCO, DPL and PSEG, each a limited partner of MHP, own percentages of MHP GP equal to their interests in MHP and have the right under the Certificate of Incorporation of MHP GP to appoint representatives to its Board of Directors. MHP GP, through its Board of Directors and executive officers, controls the management and affairs of MHP.

      The management structure for MHP GP, MHP and each of MHP's wholly owned subsidiaries, including Market Hub Partners Finance, Inc. and Market Hub Partners Storage, L.P., Moss Bluff Hub Partners, L.P., Egan Hub Partners, L.P., and their respective general partners (collectively the "MHP Entities") is substantially identical, and the directors and executive officers of MHP GP serve in the same or substantially identical capacities for each of the MHP Entities.

      The following table sets forth certain information with respect to the managers, directors and executive officers of the MHP Entities:

NAME                  AGE   POSITION
----                  ---   --------
Donald B. Russell..    51   President and Chief Executive Officer*
David W. Hooker....    43   Executive Vice President and Chief Operating Officer
Anthony J. Clark...    44   Vice President and Chief Financial Officer
Patrick B. Lorio...    38   Vice President, Business Development
Jack Gatewood......    48   Vice President, Engineering
Mark Cook..........    39   Vice President, Sales

NAME                    AGE   POSITION
----                    ---   --------
Donald N. Furman.....    41   Director and Chairman of the Board
James K. Abcouwer....    45   Director
Eileen A. Moran......    43   Director
M. Scott Jones.......    44   Director
Lon C. Mitchell......    45   Director
Beth E. Mooney.......    43   Director
Stephen F. Koziar....    54   Director

*  Mr. Russell's employment with the Company ended on December 31, 1998.

      DONALD B. RUSSELL served as President and Chief Executive Officer of the MHP Entities since MHP's inception in December 1994. Mr. Russell's employment agreement expired on December 31, 1998 and he is no longer an employee of the Company. Prior to joining MHP, Mr. Russell was the President and Chief Executive Officer of Vanir Construction Management, Inc., a company he founded in 1981. In addition, from 1983 through 1993, Mr. Russell served as Executive Vice President of the Vanir Group Companies, Inc. Mr. Russell has spent 25 years in the field of construction.

      DAVID W. HOOKER is the Executive Vice President and Chief Operating Officer of the MHP Entities. He has held those positions since November 1997. Prior to this, Mr. Hooker was Vice President of Operations of MHP. From 1992 through 1994, he worked for TPC in various marketing and business development capacities. From 1987 to 1992, Mr. Hooker was employed by NICOR, Inc. in various positions involving natural gas marketing, sales and governmental relations. Prior to joining NICOR, Inc., he practiced law in Denver, Colorado. Mr. Hooker has spent 18 years in the energy sector.

      ANTHONY J. CLARK is Vice President and Chief Financial Officer of the MHP Entities. He has held these positions since joining MHP in September 1997. From 1992 to 1996, Mr. Clark was employed by Transfuel, Inc., a wholly owned subsidiary of Mitsubishi, Inc., serving as Senior Vice President from 1992 to 1993 and as President and Chief Operating Officer from 1993 to 1996. He came to Transfuel from Norfolk Holdings, Inc., where he held the positions of Senior Vice President and Chief Financial Officer from 1984 to 1991. Mr. Clark has spent 23 years in the energy sector.

      PATRICK B. LORIO is Vice President of Business Development of the MHP Entities and has held this position since February 1998. Mr. Lorio came to MHP from Amoco Exploration and Production Company where he served as Manager of the Commercial Gas Group in the UK from 1996 to 1998 and Director of Gas Trading East Region from 1994 to 1996. Mr. Lorio has over 16 years in the energy sector and has worked in all areas of the natural gas value chain.

      JACK GATEWOOD is Vice President of Engineering of the MHP Entities and has held this position since July 1996. From 1989 through 1996, Mr. Gatewood worked for TPC, developing and expanding the Moss Bluff and Egan facilities. Prior to joining TPC, he was project manager for CBS Engineering, where he led design teams developing offshore oil and gas production in the Gulf of Mexico, the Gulf of Suez and the South China Sea. Mr. Gatewood has spent 24 years in the energy sector.

      MARK COOK is Vice President of Sales of the MHP Entities and is responsible for marketing storage services and directing the daily commercial operations of the Moss Bluff and Egan facilities. He has held this position since August 1997. He came to MHP in 1995 from TPC, where he worked to develop interruptible hub services. From 1987 through 1994, Mr. Cook was employed by NGC Corporation, where he served in various capacities, including as Director of Gas Accounting. Mr. Cook has spent 15 years in the energy sector.

      DONALD N. FURMAN is a director and the Chairman of the Board of the MHP Entities. He has served in this capacity since May 1997 and is an appointee of TPC, a subsidiary of PacifiCorp. Since July 1995, Mr. Furman has been President of PacifiCorp Power Marketing, Inc., PacifiCorp's unregulated marketing subsidiary, and Vice President of PacifiCorp. Prior to joining PacifiCorp, he was Senior Vice President of Operations of Citizens Lehman Power L.P. A former practicing attorney, Mr. Furman has extensive experience in the utility industry, particularly in bulk power markets and transactions.

      JAMES K. ABCOUWER is director of the MHP Entities. He has served in this capacity since November 1998 and is an appointee of NI Energy Services, Inc., a subsidiary of NIPSCO Industries, Inc. Mr. Abcouwer is President of NESI and a senior vice president of NIPSCO Industries.

      EILEEN A. MORAN is a director of the MHP Entities. She has served in this capacity since the formation of MHP in 1994 and is an appointee of PSRC Del., Inc. ("PSRC"), a subsidiary of PSEG. Ms. Moran has served as President and Chief Executive Officer of PSRC, which is a subsidiary of New Jersey public utility, Public Service Electric & Gas Company, since May 1990.

      M. SCOTT JONES is a director of the MHP Entities. He has served in this capacity since November 1997 and is an appointee of TPC, a subsidiary of PacifiCorp. Mr. Jones is TPC's Vice President of Financial Restructuring. He joined TPC in 1992 as Vice President, General Counsel and Secretary. Prior to joining TPC, he was a shareholder of the Houston law firm of Dickerson, Carmouche & Jones.

      LON C. MITCHELL is a director of the MHP Entities. He has served in this capacity since March 1998 and is an appointee of TPC, a subsidiary of PacifiCorp. Mr. Mitchell has been the Assistant Controller of PacifiCorp since 1996. In 1994 and 1995, he served as a financial consultant. From 1990 through 1993, Mr. Mitchell served as the Vice President and Controller of NERCO Oil & Gas, a former subsidiary of PacifiCorp. Prior to joining PacifiCorp in 1990, Mr. Mitchell held various finance and accounting positions with Pennzoil Company.

      BETH E. MOONEY is a director of the MHP Entities. She has served in this capacity since December 1998 and is an appointee of DPL. Ms. Mooney was appointed Executive Vice President and Chief Operating Officer of DPL Inc. in May 1998. Prior to joining DPL Inc., Ms. Mooney served as President and CEO of Bank One, Dayton, Ohio and Bank One, Akron, Ohio.

      STEPHEN F. KOZIAR is a director of the MHP Entities. He has served in this capacity since December 1998 and is an appointee of DPL. Mr. Koziar has been the Group Vice President of DPL Inc. and the Dayton Power and Light Company since 1986.

ITEM 2.  PROPERTIES

      For information with respect to the Company's natural gas storage facilities, see "THE NATURAL GAS STORAGE BUSINESS" under Item 1 of this Report.

ITEM 3.  LEGAL PROCEEDINGS

      A lawsuit was filed against the Company by Donald B. Russell, the former president and chief executive officer of the Company (refer to "NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS - SUBSEQUENT EVENTS" included herein for further discussion).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company does not have any established public trading market for any class of its common equity.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial information for each of the years in the period ended December 31, 1998 is derived from the Company's audited Consolidated Financial Statements. The audited Consolidated Financial Statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and related notes thereto appear in Item 8 of this Report. Certain amounts from the previous years have been reclassified to conform with the 1998 presentation. Such reclassifications did not affect earnings.

The operating data is derived from the historical operating records of the Company. The following summary financial information should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and notes thereto and other financial information included elsewhere in this filing.

                        SELECTED HISTORICAL CONSOLIDATED
                              FINANCIAL INFORMATION
                (DOLLARS IN THOUSANDS, EXCEPT FOR OPERATING DATA)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                   1998          1997          1996         1995         1994(9)
                                                                ---------     ---------     ---------     --------       -------
INCOME STATEMENT DATA:
Revenues ....................................................   $  32,154     $  27,486     $  18,586     $  7,874       $ 4,670
Operating expenses ..........................................      13,245        13,931        10,171        6,138         2,849
                                                                ---------     ---------     ---------     --------       -------
Operating income ............................................      18,909        13,555         8,415        1,736         1,821

Interest expense ............................................       7,557         3,605         2,544          664           764
Interest income .............................................       1,667            99           139           98            53
Extraordinary item (1) ......................................      (6,702)         --            (452)        --            --
                                                                ---------     ---------     ---------     --------       -------
Net income ..................................................   $   6,317     $  10,049     $   5,558     $  1,170       $ 1,110
                                                                =========     =========     =========     ========       =======

BALANCE SHEET DATA:
Working capital (deficiency) ................................   $  21,992     $  (5,355)    $  (6,276)    $ (8,598)      $ 4,793
Property and equipment, net .................................     169,834       150,004       125,147       84,002        57,721
Total assets ................................................     206,240       159,887       131,916       88,184        74,183
Total debt ..................................................     115,000        53,492        57,692        9,814        11,200
Partners' capital ...........................................      81,113        99,913        68,487       68,994        41,436

SELECTED FINANCIAL DATA:
EBITDA (2) ..................................................   $  24,929     $  18,650     $  12,365     $  3,419       $ 2,665
Depreciation and amortization (3) ...........................       6,020         5,095         3,950        1,683           844
Capital Expenditures ........................................      26,950        29,785        37,855       28,487         3,568
Ratio of earnings to fixed charges (4) ......................        2.4x          3.1x          3.0x         1.5x          2.2x

OPERATIONAL DATA UNAUDITED (IN BCF, UNLESS OTHERWISE STATED):
Beginning working gas capacity ..............................        16.0          12.0           7.4          2.8           2.8
Ending working gas capacity .................................        19.7          16.0          12.0          7.4           2.8
Average yearly working gas capacity (5) .....................        17.6          14.2           9.7          4.4           2.8

INCLUDES SECONDARY FIRM CONTRACTS (6):
Beginning leased gas capacity ...............................        15.2          12.0           6.8          2.8           2.8
Ending leased  gas capacity .................................        20.3          15.2          12.0          6.8           2.8
Percentage of  ending working gas capacity leased ...........       102.7%         94.9%        100.0%        91.8%        100.0%
Average yearly leased gas capacity (7) ......................        17.3          13.7           9.0          4.2           2.8
Percentage of  average working gas capacity leased ..........        94.6%         96.5%         92.5%        95.5%        100.0%

EXCLUDING SECONDARY FIRM CONTRACTS (8) :
Beginning leased gas capacity ...............................        14.9          12.0           6.8          2.8           2.8
Ending leased gas capacity ..................................        19.2          14.9          12.0          6.8           2.8
Percentage of  ending working gas capacity leased ...........        97.1%         93.0%        100.0%        91.8%        100.0%
Average yearly leased  gas capacity .........................        16.6          13.6           9.0          4.2           2.8
Percentage of working gas capacity leased ...................        91.0%         95.4%         92.5%        95.5%        100.0%

Injection capacity (end of year in MMcf) ....................       1,000           800           600          270            70
Withdrawal and wheeling capacity (end of year in MMcf) ......       3,950         3,350         2,500        1,650           225

(1)   Charge relating to early extinguishment of debt.

(2) EBITDA is defined as net income before extraordinary items plus interest expense (net of interest income) plus depreciation and amortization. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to the debt servicing ability of the Company. Interest expense as reflected on the Company's financial statements includes amortization of deferred financing fees.

(3) Excludes amortization of deferred financing costs, which amounts are included in interest expense.

(4) For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense (plus capitalized interest) and that portion of non-capitalized rental expense deemed to be the equivalent of interest. Earnings represent income from continuing operations before income taxes and fixed charges.

(5) The average working gas capacity gas calculation reflects the sum of each month's ending working gas capacity divided by twelve (12).

(6) These calculations include the effect of both firm and secondary firm contracts (refer to Item 1. "THE NATURAL GAS STORAGE BUSINESS-DESCRIPTION OF SERVICES" for definitions of these terms). By selling both types of contracts, it is possible for a facility to be "oversold" on its working gas capacity.

(7) The average leased gas capacity calculation reflects the sum of each month's ending leased gas capacity divided by twelve (12).

(8)   These calculations exclude the effects of secondary firm contracts.

(9) MHP was formed on December 21, 1994. The financial information presented for 1994 represents the 50% proportionate interest in the operating results of the Moss Bluff facility, which was contributed to MHP by TPC in December of 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the historical financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

GENERAL

      The Company owns and operates natural gas market hubs near Houston, Texas and in Acadia Parish, Louisiana, which provide producers, end-users, local distribution companies, pipelines and natural gas marketers with "unbundled" high deliverability storage services, cash market trading, real time title tracking and other hub services (refer to "THE NATURAL GAS STORAGE BUSINESS-DESCRIPTION OF SERVICES" in Item 1 for a more detailed explanation of services offered).

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's salt cavern storage facilities. The Company has increased capacity at its facilities six times since its inception to meet market demand for storage services. In 1997, the Company implemented a capital expenditures program to increase working gas capacity at its Moss Bluff and Egan facilities to 12.0 Bcf each (for a combined total of 24.0 Bcf). The target completion date for this program is the end of 1999 (for a more detailed discussion on working gas storage capacity expansion, refer to "THE NATURAL GAS STORAGE BUSINESS-STORAGE FACILITIES" in Item 1). Through this capacity expansion program, as well as the transfer of the 50% partner interest in the Moss Bluff facility by a third party to MHP in 1996, the Company has achieved significant growth in its working gas capacity.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for each of the three years in the period ended December 31, 1998 (in Bcf's, except for percentages):

                                                        1998      1997      1996
                                                       ------    ------    ------
MOSS BLUFF
  Working gas capacity (1) .........................     10.3       9.5       7.8
  Average working gas capacity (2) .................      9.9       8.8       5.8
  Leased gas capacity(includes secondary firm)(1) ..     10.8       9.0       7.8
  Percentage of working gas capacity leased (1) ....    104.9%     94.7%    100.0%
  Average leased gas capacity (2) ..................      9.7       8.6       5.8

EGAN
  Working gas capacity (1) .........................      9.4       6.5       4.2
  Average working gas capacity (2) .................      8.4       5.5       3.9
  Leased gas capacity(includes secondary firm)(1) ..      9.5       6.2       4.2
  Percentage of working gas capacity leased (1) ....    101.1%     95.4%    100.0%
  Average leased gas capacity (2) ..................      7.6       5.2       3.2

CONSOLIDATED FACILITY TOTALS
  Working gas capacity (1) .........................     19.7      16.0      12.0
  Average working gas capacity (2) .................     17.6      14.2       9.7
  Leased gas capacity(includes secondary firm)(1) ..     20.3      15.2      12.0
  Percentage of working gas capacity leased (1) ....    102.7%     94.9%    100.0%
  Average leased gas capacity (2) ..................     17.3      13.7       9.0
   Working gas capacity increase from prior year (1)     23.1%     33.3%     62.2%
   Leased gas capacity increase from prior year (1)      33.6%     26.7%     76.5%

(1) As of December 31 of the years indicated.
(2) From January 1 to December 31 of the years indicated.

MARKETING AND REVENUE OVERVIEW

      As previously discussed, the Company markets its natural gas storage services to utilities, pipeline companies, local distribution companies and natural gas marketers. Its revenues consist primarily of fees received for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and, in some instances, injection and withdrawal fees for the actual use of the space. A relatively stable source of revenues exists from several long-term, demand charge contracts with customers at the Company's two operating facilities. These contracts provide a minimum level of revenue regardless of usage by the customer. For the years ended December 31, 1998, 1997 and 1996, salt cavern storage revenue (including demand and injection/withdrawal fees) was approximately $29.0 million, $23.7 million and $15.5 million, respectively. Additionally, these revenues accounted for approximately 90%, 86% and 84% of total revenues for those same years, respectively.

      The Company also offers short-term firm and interruptible hub services to its customers. These services include balancing, wheeling, title transfer, imbalance trading and loaning natural gas. The Company is currently using hub services to generate incremental revenue and to provide existing and potential long-term customers with an inexpensive way to incorporate these services into their natural gas portfolios. The Company believes that hub service transactions may lead to additional long-term storage contracts over time. Short-term hub services were provided to over thirty customers in 1998. For the three years ended December 31, 1998, 1997 and 1996, hub services generated approximately $3.1 million, $3.7 million and $3.0 million, respectively. This accounted for approximately 10%, 14% and 16% of total revenues, respectively, for those same three years.

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

      The following table sets forth a summary of material income statement line items for the years ended December 31, 1998, 1997, and 1996:

                                                           YEARS ENDED DECEMBER 31,
                                                               (IN THOUSANDS)
                                               1998                  1997                 1996
                                         -----------------    -----------------    -----------------
Revenues
  Salt cavern storage revenue ........   $ 29,008     90.2%   $ 23,743     86.4%   $ 15,539     83.6%
  Hub service revenue ................      3,146      9.8       3,743     13.6       3,047     16.4
                                         --------    -----    --------    -----    --------    -----
  Total revenue ......................     32,154    100.0      27,486    100.0      18,586    100.0
                                         --------    -----    --------    -----    --------    -----

  Operating expenses .................     13,245     41.2      13,931     50.7      10,171     54.7
  Operating income ...................     18,909     58.8      13,555     49.3       8,415     45.3
  Net interest expense ...............     (5,890)    18.3      (3,506)    12.8      (2,405)    12.9
                                         --------    -----    --------    -----    --------    -----
  Net income before extraordinary item   $ 13,019     40.5%   $ 10,049     36.5%   $  6,010     32.4%
                                         ========    =====    ========    =====    ========    =====

COMPARISON OF 1998 AND 1997

      REVENUES. Revenues were $32.2 million in 1998 compared to $27.5 million in 1997, an increase of approximately $4.7 million, or 17%. This $4.7 million increase is attributable to a $5.3 million increase in salt cavern storage revenues, offset by a decrease in hub services revenues of approximately $0.6 million. The increase in salt cavern storage revenues is due primarily to the 23% increase in total working capacity from 16.0 Bcf at December 31, 1997 to
19.7 Bcf at December 31, 1998. The decrease in hub services revenue can be attributed to the increased utilization of leased capacity by storage service customers, as well as the lack of volatility in the natural gas market.

      OPERATING EXPENSES. Operating expenses were $13.2 million in 1998 compared to $13.9 million in 1997, a decrease of approximately $0.7 million, or 5%. Operating expenses decreased approximately $1.6 million due to the elimination of expenses in connection with the termination of the TPC service agreement and various other corporate administrative expenses. This decrease is partially offset by an increase in depreciation of approximately $0.9 million resulting from the Company's continuing capital expenditure program begun in 1997.

      OPERATING INCOME. As a result of the factors described above and the economies of scale associated with capacity expansion, operating income increased to $18.9 million in 1998 from $13.6 million in 1997, an increase of approximately $5.4 million, or 40%. Operating income also increased as a percentage of total revenues to approximately 59% in 1998 from 49% in 1997.

      NET INTEREST EXPENSE. Net interest expense was approximately $5.9 million for 1998, compared to $3.5 million in 1997, an increase of approximately $2.4 million, or 68%. This increase is primarily the result of the issuance of $115 million in unsecured senior notes in March 1998.

COMPARISON OF 1997 AND 1996

      REVENUES. Revenues were $27.5 million in 1997 compared to $18.6 million in 1996, an increase of $8.9 million, or 48%. This $8.9 million increase was attributable to an $8.2 million increase in salt cavern storage revenues and to a $0.7 million increase in hub service revenues. The increase in salt cavern storage revenues was principally due to the transfer of the CMS Energy Corporation's ("CMS") interest in the Moss Bluff facility to MHP in July 1996 which added approximately 4.0 Bcf of capacity attributable to the Company, as well as additions and expansions of storage caverns. Increased hub services revenues reflect increased provision of such services and expanded surface infrastructure at the Company's facilities.

      OPERATING EXPENSES. Operating expenses were $13.9 million in 1997 compared to $10.2 million in 1996, an increase of $3.7 million, or 36%. The majority of this increase related to the transfer of the CMS interest in the Moss Bluff facility to MHP in July 1996. Depreciation expense increased $1.1 million as a result of capital expenditures and the MBGSS Transaction.

      OPERATING INCOME. As a result of the factors described above and the economies of scale associated with capacity expansion, operating income increased to $13.6 million in 1997 from $8.4 million in 1996, an increase of $5.2 million, or 62%, and also increased as a percentage of total revenues to 49% in 1997 from 45% in 1996.

      NET INTEREST EXPENSE. Net interest expense was $3.5 million in 1997 compared to $2.4 million in 1996, an increase of $1.1 million, or 46%, resulting from a full year's interest on the 8.10% secured notes due 2006 (the "Secured Notes") in 1997.


LIQUIDITY AND CAPITAL RESOURCES

      GENERAL

      The Company's working capital and capital expenditure requirements have historically been funded from contributions of partners' capital, the issuance of debt securities and net cash provided by operations.

      In March 1998, the Company completed the sale of $115 million of its 8.25% senior unsecured notes due 2008 (the "Senior Unsecured Notes"). The net proceeds from the sale were approximately $110.9 million. Proceeds of the placement have been used by the Company to repay the outstanding principal amount, $53.5 million, of 8.10% secured indebtedness, with accrued interest of $758,000 and prepayment penalties of $5.1 million, and to pay a distribution to MHP in the amount of $17.6 million, which was subsequently used by MHP to repay debt owed by MHP to its partners. In addition, the Company loaned approximately $5.0 million of the net proceeds, at a rate of prime plus 2%, to a subsidiary of MHP to develop another project.

       As a result of the repayment of the Secured Notes, the Company recorded a $6.7 million extraordinary loss. Approximately $5.1 million of the extraordinary loss was a prepayment penalty made to holders of the Secured Notes and $1.6 million was a write-off on unamortized deferred financing costs associated with the Secured Notes. In addition, $2.1 million of restricted cash was made available to the Company. Subsequent to Senior Unsecured Notes issuance, the Company completed an offering to exchange all of the outstanding Senior Unsecured Notes for newly issued notes. The new notes have been registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are otherwise substantially the same in all material respects to the Senior Unsecured Notes surrendered for exchange.

      If various conditions are met under the indenture governing the Senior Unsecured Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP.

      In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Any borrowings under the credit facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any Credit Facility borrowings as of December 31, 1998.

      CASH FLOWS

      COMPARISON OF 1998 AND 1997. Net cash provided by operating activities was $18.7 million in 1998 and $18.1 million in 1997. The increase in cash flows from operating activities is primarily due to an increase in net income before extraordinary item.

      Net cash used in investing activities in 1998 and 1997 consisted primarily of capital expenditures. The Company spent approximately $27.0 million in 1998 and $29.8 million in 1997 on capital expenditures, the majority of which was used to fund its planned working gas capacity expansion to 24.0 Bcf that commenced in 1997. As part of this capital expenditure program, Moss Bluff's capacity was increased from
9.5 Bcf at the end of 1997 to 10.3 Bcf by December 31, 1998; and during that same time period, Egan's capacity increased from 6.5 Bcf to 9.4 Bcf.

      Net cash provided by financing activities was approximately $29.4 million in 1998 and $13.5 million in 1997. The primary source of financing during 1998 was the issuance of $115.0 million in Senior Unsecured Notes and the receipt of $17.7 million of partners' contributions in 1997. As previously discussed, a portion of the Senior Unsecured Notes proceeds were used to repay secured indebtedness and partner notes, as well as to make capital distributions to the Company's partners.

      COMPARISON OF 1997 AND 1996. Net cash provided by operating activities was $18.1 million in 1997 and $5.4 million in 1996. The primary source of additional cash flow was increased net income, in addition to an increase in trade payables and accrued liabilities of $4.0 million, as compared to a $4.2 million decrease in trade payables and accrued liabilities during 1996.

      Net cash used in investing activities in 1997 and 1996 consisted primarily of capital expenditures. The Company spent approximately $29.8 million in 1997 and $37.9 million in 1996 on the continued development of its Moss Bluff and Egan facilities. During 1996, capacity at Moss Bluff, net to the Company, was expanded to approximately 7.8 Bcf, primarily through the acquisition of CMS's interest in the facilities, and capacity at Egan was increased to 4.2 Bcf. At the end of 1997, the Company had expanded capacity to approximately 9.5 Bcf and
6.5 Bcf at Moss Bluff and Egan, respectively.

      Net cash provided by financing activities was approximately $13.5 million in 1997 and $31.9 million in 1996. Sources of financing consisted of the receipt of $17.7 million of partners' contributions in 1997, and the issuance of $60.0 million of secured indebtedness during 1996. A portion of the proceeds from the partners' contribution and secured debt was used to repay indebtedness.

      CAPITAL EXPENDITURES

      As part of its capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24.0 Bcf, the Company has budgeted for fiscal year 1999 approximately $4.6 million and $2.6 million for Moss Bluff and Egan, respectively, to increase capacity by 4.3 Bcf. The Company expects to fund these 1999 planned expenditures through cash flows from operations. The target completion date for this program is the end of 1999. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its maintenance capital expenditures for 1999 will be less than $1.5 million. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 was effective for periods beginning after December 15, 1997. The adoption of SFAS No. 130 did not impact the Company's financial statements.

      In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which is effective for the Company's year ending December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

YEAR 2000 COMPLIANCE

      The Company, like other businesses, is facing the Year 2000 ("Y2K") issue. Many computer systems and equipment with embedded chips or processors use only two digits to represent the calendar year. This could result in computational or operational errors as dates are compared across the century boundary causing possible disruptions in business operations. The Y2K issue can arise at any point in the Company's natural gas supply, gas measurement and financial chain.

      STATE OF READINESS. The Company began addressing the Y2K issue in 1998 by retaining an engineering firm to perform a study on both the Moss Bluff and Egan facilities' operating equipment and developed a standardized Y2K Plan format that included the following components:

      1) Inventory of all facility equipment and systems (including hardware, software and equipment with embedded chips or processors);
      2)    Assessment of all equipment and systems for Y2K compliance;
      3) Development of a project matrix and schedule for replacement or remediation of non-compliant systems;
      4)    Development of a project schedule for testing compliant systems; and
      5) Development of a list of significant vendors/suppliers for surveying their Y2K readiness efforts.

      The Y2K issue as it relates to the Company's corporate office management information systems (MIS) is being addressed internally. Progress as to the Y2K issues at both the facility and corporate office are reported periodically to management. The Company has committed resources to conduct risk assessment and to take corrective action, where required, with a target date of becoming Y2K ready by the third quarter of 1999.

      With respect to external parties, including vendors and customers, the Company is in the process of surveying the Y2K readiness efforts of critical external parties. Risk assessment is expected to be completed by the end of the first quarter of 1999 and monitoring risk in this area will continue throughout 1999, as many external parties will not have completed their Y2K readiness efforts.

      In addition, the Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. Contingency plans may include manual operations of the operating facilities. Once developed, contingency plans will be continually refined as additional information becomes available.

      COST. The Y2K activities and associated costs are being managed within the Company and its total cost relating to Y2K activities is not expected to exceed $200,000 (of which the Company has spent $13,531 as of December 31, 1998).

      RISKS. The major systems which pose the greatest Y2K risk for the Company if its Y2K plan is not implemented in a timely manner are the flow computers, programmable logic controllers (PLC's) and other control devices that assist in the measurement and compression of natural gas that flows through the pipelines in and out of the Company's caverns. The Company relies on third party suppliers for equipment, natural gas, water, utilities and other key services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. While the Company will evaluate the status of its major suppliers' Y2K readiness efforts and develop contingency plans to manage the risk, it cannot eliminate the potential for disruption due to third party failures.

      The Company is also dependent upon its customers for sales and cash flows. Y2K interruptions in the operations of its customers could result in reduced sales, increased receivable levels and cash flow reductions. The Company is in the process of surveying its customer's Y2K readiness efforts to assess risk and develop plans with an intent to minimize the impact on its operations.

      The Company believes that it is taking all reasonable steps to ensure Y2K readiness. Its ability to meet the projected goals, including the costs of addressing the Y2K issue and the dates upon which compliance will be attained, depends on the Y2K readiness of its key suppliers and customers, the completion of its final remediation and testing efforts and the successful development and implementation of contingency plans. Although these and other unanticipated Y2K issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of impact at this time, since the contingency plans are still under development.

      ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS REPORT ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

      The statements included in this Report on Form 10-K regarding future financial performance and results and the other statements that are not historical fact are forward-looking statements regarding the intent, belief and current expectations of the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. The operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate. Important factors not discussed in this section that could cause actual results to differ materially from the Company's expectations are disclosed in "Risk Factors" and elsewhere in the Company's Registration Statement on S-4 (Registration No. 333-51713) filed with the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any material risk exposure to market changes that affect market risk sensitive instruments, as interest on all of the Company's material long-term debt accrues at a fixed rate.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE
MARKET HUB PARTNERS STORAGE, L.P
 Report of Independent Auditors (Deloitte & Touche, L.L.P.)..........................  24
 Report of Independent Auditors (Arthur Andersen, L.L.P.)............................  25
 Consolidated Balance Sheets as of December 31, 1998 and 1997........................  26
 Consolidated Statements of Operations for the three years ended December 31, 1998...  27
 Consolidated Statements of Cash Flows for the three years ended December 31, 1998...  28
 Statement of Partners' Capital for the three years ended December 31, 1998..........  29
 Notes to Consolidated Financial Statements..........................................  30

MARKET HUB PARTNERS FINANCE, INC.
 Report of Independent Auditors (Deloitte & Touche, L.L.P.)..........................  38
 Balance Sheet as of December 31, 1998...............................................  39

MARKET HUB PARTNERS STORAGE, L.L.C.
 Report of Independent Auditors (Deloitte & Touche, L.L.P.)..........................  40
 Balance Sheet as of December 31, 1998...............................................  41

INDEPENDENT AUDITORS' REPORT

Market Hub Partners Storage, L.P.

We have audited the accompanying consolidated balance sheets of Market Hub Partners Storage, L.P. and subsidiaries (the "Company"), a Delaware Limited Partnership, as of December 31, 1998 and 1997 and the related consolidated statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the formation of Market Hub Partners Storage, L.P., which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements. For the year ended December 31, 1996, the combined statements were audited by other auditors whose report, dated February 5, 1998, expressed an unqualified opinion on these combined financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and December 31, 1997, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 1, the financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 have been restated as if the formation of the Company had occurred at the beginning of the earliest period presented. In our opinion, such restatement is appropriate and has been properly reflected in the accompanying financial statements.

DELOITTE & TOUCHE, L.L.P.

Houston, Texas
January 29, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Partners of Market Hub Partners, L.P.:

We have audited the accompanying combined statements of operations, capital and cash flows of Moss Bluff Hub Partners, L.P. (Moss Bluff) and Egan Hub Partners, L.P. (Egan) (see Note 1) for the year ended December 31, 1996. These combined financial statements are the responsibility of the management of Market Hub Partners. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects the combined results of operations, capital and cash flows of Moss Bluff and Egan for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN, L.L.P.

Houston, Texas
February 5, 1999

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  December 31,
ASSETS                                                         1998         1997
                                                             ---------    ---------
Current  Assets:
    Cash and cash equivalents ............................   $  19,592    $   2,153
     Accounts  and  notes  receivable ....................      12,453        3,418
     Other current assets ................................          74            5
                                                             ---------    ---------
              Total  Current  Assets .....................      32,119        5,576
                                                             ---------    ---------
Property  and  Equipment:
      Natural gas storage facilities .....................     173,692      138,617
      Construction in progress ...........................      12,290       21,778
             Less  accumulated  depreciation .............     (16,148)     (10,391)
                                                             ---------    ---------
                  Net Property and Equipment .............     169,834      150,004
      Other assets and restricted cash ...................       4,287        4,307
                                                             ---------    ---------
                  Total  Assets ..........................   $ 206,240    $ 159,887
                                                             =========    =========
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
     Current portion of long-term debt ...................   $    --      $   4,449
     Accounts payable:
          Trade and other ................................       1,483          406
          Partners and affiliates ........................        --            943
     Accrued liabilities .................................       8,644        5,133
                                                             ---------    ---------
              Total  Current  Liabilities ................      10,127       10,931
                                                             ---------    ---------
  Long - term  debt,  net of current portion .............     115,000       49,043
  Commitments and Contingencies (see Note 8)
  Partners' Capital ......................................      81,113       99,913
                                                             ---------    ---------
                  Total  Liabilities and Partner's Capital   $ 206,240    $ 159,887
                                                             =========    =========

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   December 31,
                                                            1998       1997       1996
                                                          --------    -------   --------
Revenues:
  Salt cavern storage revenues ........................   $ 29,008    $23,743   $ 15,539
  Hub services revenues ...............................      3,146      3,743      3,047
                                                          --------    -------   --------
         Total  revenues ..............................     32,154     27,486     18,586
                                                          --------    -------   --------
Operating expenses:
  Operations and maintenance ..........................      2,549      2,196      1,812
  Plant administrative ................................        353      2,829      1,833
  Property taxes ......................................        950        810        344
  Royalty payments ....................................        136        203        138
  General and administrative ..........................      3,237      2,798      2,094
  Depreciation and amortization .......................      6,020      5,095      3,950
                                                          --------    -------   --------
              Total  operating expenses ...............     13,245     13,931     10,171
                                                          --------    -------   --------
                      Operating  income ...............     18,909     13,555      8,415

Interest expense ......................................      7,557      3,605      2,544
Interest income .......................................      1,667         99        139
                                                          --------    -------   --------
Net income before extraordinary item ..................     13,019     10,049      6,010

     Extraordinary loss on early extinguishment of debt     (6,702)      --         (452)
                                                          --------    -------   --------
Net  income ...........................................   $  6,317    $10,049   $  5,558
                                                          ========    =======   ========

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         December 31,
                                                                                1998         1997         1996
                                                                              ---------    --------    --------
Cash  Flows  from  Operating  Activities:
      Net  income .........................................................   $   6,317    $ 10,049    $  5,558

      Adjustments to reconcile net income to net cash provided by
             Operating activities:
             Depreciation and amortization ................................       6,020       5,095       3,950
             Extraordinary loss on early extinguishment of debt ...........       6,702        --           452

      Change in assets and liabilities:
           Increase in accounts receivable ................................      (4,035)       (324)     (1,604)
           Decrease (increase) in other current assets ....................         (69)        236         130
           Decrease (increase) in other assets and restricted cash ........          90      (1,366)      1,011
           Increase (decrease) in trade payables and accrued liabilities ..       4,588       3,959      (4,208)
           Increase (decrease) in payable to partners, affiliates and other        (943)        419        (489)
           Other ..........................................................        --          --           649
                                                                              ---------    --------    --------
           Net cash provided by operating activities ......................      18,670      18,068       5,449
                                                                              ---------    --------    --------
Cash  Flows  from  Investing  Activities:
       Capital expenditures ...............................................     (26,950)    (29,785)    (37,855)
       Proceeds from the sale of property, plant and equipment ............       1,362        --          --
       Issuance note to Tioga Project .....................................      (5,000)       --          --
                                                                              ---------    --------    --------
       Net cash used in investing activities ..............................     (30,588)    (29,785)    (37,855)
                                                                              ---------    --------    --------
Cash  Flows  from  Financing  Activities:
      Issuance of long-term debt (net of expenses of $4,061 and $1,141
         in 1998 and 1996, respectively) ..................................     110,939        --        58,859
      Repayments of long-term debt ........................................     (53,492)     (4,200)    (20,455)
      Extraordinary loss on early extinguishment of debt ..................      (5,057)       --          (452)
      Receipt of restricted cash ..........................................       2,084        --          --
      Capital contribution from partners ..................................        --        17,744        --
      Capital distribution to partners ....................................     (25,117)       --        (6,065)
                                                                              ---------    --------    --------
            Net  cash  provided  by  financing  activities ................      29,357      13,544      31,887
                                                                              ---------    --------    --------
      Net increase (decrease) in cash and cash equivalents ................      17,439       1,827        (519)
      Cash and cash equivalents at beginning of period ....................       2,153         326         845
                                                                              ---------    --------    --------
      Cash and cash equivalents at end of period ..........................   $  19,592    $  2,153    $    326
                                                                              =========    ========    ========

Supplementary Non-Cash Investing and Financing Activities:
      Non-Cash Capital Contribution .......................................   $    --      $  3,633    $   --

Non-cash effect of acquisition (see Note 1)
      Current assets ......................................................   $    --      $   --      $  2,250
      Other assets ........................................................        --          --           706
      Property, plant and equipment .......................................        --          --         6,435
      Current liabilities (excluding current maturities of long-term debt)         --          --        (1,058)
      Current portion of long term debt ...................................        --          --        (1,500)
      Long term debt ......................................................        --          --        (6,833)

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                    Year Ended December 31,
                                                   1998       1997       1996
                                                 --------    -------   --------
Partner Contributions (Distributions) ........   $(25,117)   $21,377   $ (6,065)
Net Income ...................................      6,317     10,049      5,558
                                                 --------    -------   --------
Net Increase (Decrease) in Capital ...........    (18,800)    31,426       (507)
Partners' Capital Balance, Beginning of Period     99,913     68,487     68,994
                                                 --------    -------   --------
Partners' Capital Balance, End of Period .....   $ 81,113    $99,913   $ 68,487
                                                 ========    =======   ========


                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (ALL DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED)

NOTE  1.  ORGANIZATION AND BASIS OF PRESENTATION

      Market Hub Partners Storage, L.P. (the "Company") was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by Market Hub Partners, L.P. ("MHP") through its direct 99.99% limited partner interest and its subsidiary's, Market Hub Partners Storage, L.L.C., .01% general partner interest. MHP is owned by TPC Corporation ("TPC"), a wholly owned subsidiary of PacifiCorp, and subsidiaries of NIPSCO Industries, Inc. ("NIPSCO"), DPL Inc. ("DPL"), and Public Service Enterprise Group, Inc. The Company conducts operations through its wholly owned subsidiaries, Moss Bluff Hub Partners, L.P. ("Moss Bluff") and Egan Hub Partners, L.P. ("Egan"). On January 30, 1998, the Company formed Market Hub Partners Finance, Inc. as a wholly owned subsidiary.

      In February 1999, NIPSCO announced that its subsidiary, NI Energy Services, Inc., had agreed to purchase TPC, including TPC's 66% interest in MHP, from PacifiCorp. If the purchase is consummated, subsidiaries of NIPSCO will own approximately 77.3% of MHP. The sale will trigger an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other key employees.

      Prior to formation of the Company, Moss Bluff and Egan were owned by MHP. Upon formation of the Company, MHP contributed its ownership of Moss Bluff and Egan to the Company as a capital contribution. The consolidated financial statements give retroactive effect to the formation of Market Hub Partners Storage, L.P., which has been accounted for in a manner similar to a pooling of interests.

      The Company owns and operates natural gas market hubs near Houston, Texas and in Acadia Parish, Louisiana, which provide producers, end-users, local distribution companies, pipelines and natural gas marketers with "unbundled" high deliverability storage services, cash market trading, real time title tracking and other hub services. The Company's revenue, profitability and future rate of growth are substantially dependent upon the supply and demand for natural gas, the pace of natural gas industry deregulation at both the federal and state levels, and the current and future positions regarding expiration of customer contractual commitments for both firm transportation and storage services. Such factors are largely beyond the Company's control.

      The Moss Bluff facility, which is located in Liberty and Chambers Counties near Houston, Texas, began operations in 1990, prior to TPC's formation of MHP in December 1994. Through July 3, 1996, Moss Bluff Gas Storage Systems ("MBGSS") was the partnership that owned the facility, with MHP having a 50% partnership interest in MBGSS. On July 3, 1996, MHP was transferred the 50% remaining partnership interest in MBGSS owned by CMS Energy Corporation ("CMS") for, principally, a net cash payment of approximately $26.6 million and the assumption of liabilities of approximately $6.4 million. Financing for this transaction was provided through the issuance of $60 million of senior secured notes by MHP in a private placement offering (see Note 6). MBGSS was effectively dissolved upon the transfer of CMS's partnership interest to MHP. CMS had acquired its interest in MBGSS in March of 1994. Due to certain options associated with that arrangement, the transaction was accounted for by TPC as a financing. TPC and CMS canceled their respective options to facilitate completion of the transfer. Upon formation of the Company in December 1997, MHP contributed its ownership of Moss Bluff to the Company as a capital contribution.

      The results of operations related to the additional 50% interest transferred are reflected in the accompanying statements of operations since July 3, 1996. As part of the transaction, the Company assumed net liabilities totaling approximately $6.4 million. Had the transfer occurred on January 1, 1996, the Company would have had revenues of approximately $21.2 million and net income of $6.4 million for 1996.

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The accompanying financial statements include the consolidated financial statements of the Company and its wholly owned subsidiaries. All intercompany transactions and balances among such subsidiaries have been eliminated.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of demand deposits and highly liquid investments purchased with an original maturity of three months or less.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables derived principally from uncollateralized sales to customers in the pipeline and natural gas utility industries. The concentration of credit risk in these industries affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

      PROPERTY AND EQUIPMENT - Depreciation of storage facilities and equipment is provided using the straight-line method over estimated useful lives of the assets ranging from fifteen to thirty years. Additions, renewals, and betterments that materially add to productive capacity or extend the life of an asset are capitalized. Construction in progress represents costs related to the ongoing expansion of natural gas storage facilities and are transferred to natural gas storage facilities and depreciation commenced once such expansion projects are complete and operational. Expenditures for routine maintenance, repairs and renewal costs are expensed as incurred.

      Interest is capitalized during the construction period of major facilities and amounted to approximately $1.4 million, $1.1 million and $0.4 million in the years ended December 31, 1998, 1997 and 1996, respectively.

        In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Since adoption, SFAS No. 121 has had no impact on the Company's financial statements.

      OTHER ASSETS - Other assets consist primarily of deferred financing fees and restricted cash. The deferred financing fees include legal, placement agency and other services and are being amortized on a straight-line basis over the lives of the underlying loan. Restricted cash represents a cash balance that was required to be maintained under the terms of the Company's secured notes which were repaid using the proceeds from the Senior Unsecured Notes (see Note 6).

      REVENUE RECOGNITION - Salt cavern storage revenues consist of demand charges for the reservation of storage space or the use of injection and withdrawal facilities and usage fees for the actual use of storage space or injection and withdrawal facilities. Demand fees are recognized as revenue over the term of the related storage agreement while usage fees and hub services revenues, which consist of a variety of other storage injection and withdrawal services, are recognized as the services are performed.

      INCOME TAXES - The Company is a limited partnership and the applicable tax liability or benefit is the responsibility of the individual general or limited partners. The Company's wholly owned subsidiary, Market Hub Partners Finance, Inc., had no tax liability at the end of 1998 or 1997.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements relate primarily to the depreciable lives of property and equipment.

      RECLASSIFICATIONS - Certain amounts from the previous years have been reclassified to conform to the current year presentation of the financial statements. Such reclassifications did not affect earnings.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for reporting and

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

displaying comprehensive income and its components. SFAS No. 130 was effective for periods beginning after December 15, 1997. The adoption of SFAS No. 130 did not impact the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which is effective for the Company's year ending December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

NOTE 3.  NOTES RECEIVABLE

      Included in the accounts and notes receivable balance at December 31, 1998, is a $5.0 million loan, payable upon demand, bearing interest at prime plus 2%, issued by the Company during 1998 to a wholly-owned subsidiary of MHP. The loan was used to fund a portion of the pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the loan will be repaid when financing is secured for the Tioga project.

NOTE 4.  FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

      The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, and trade receivables and payables, approximates the fair value of these instruments at December 31, 1998 and 1997.

      The fair value of long-term debt is estimated using discounted cash flow analysis, based on the borrowing rate currently available to the Company for loans with similar terms and maturities. The fair value of such debt was approximately $104.1 million and $52.6 million at December 31, 1998 and 1997, respectively, the carrying value of which was $ 115.0 million and $53.5 million, respectively.

NOTE 5.  PROPERTY, PLANT & EQUIPMENT

      A summary of property, plant and equipment is provided in the chart below:


                                                        1998              1997
                                                      --------          --------
Natural gas storage
 facilities ................................          $171,219          $136,144
Land .......................................             2,473             2,473
Construction in progress ...................            12,290            21,778
                                                      --------          --------
      Total ................................          $185,982          $160,395
                                                      ========          ========

Depreciation expense was approximately $5.8 million, $4.9 million and $3.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6.  LONG-TERM AND OTHER DEBT

      The following chart sets forth certain terms with respect to long-term obligations owed by the Company, which are also discussed in the paragraphs following the chart:

                                                                December 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Senior Unsecured Notes, 8.25%, due March 2008 ...........   $115,000   $   --
New Credit Facility, $20.0 million, at prime rate or
 the London Interbank Rate + 2%, expires December 2000 ..       --         --
Secured Notes, $60.0 million, 8.10% .....................       --       53,492
                                                            --------   --------
                                                             115,000     53,492
                                                            --------   --------
Less current portion ....................................       --       (4,449)
                                                            --------   --------
Long-term debt, net of current portion ..................   $115,000   $ 49,043
                                                            ========   ========

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      SENIOR UNSECURED NOTES - In March 1998, the Company completed the sale of $115 million in 8.25% senior unsecured notes due 2008 (the "Senior Unsecured Notes"). The net proceeds from the sale were approximately $110.9 million. Proceeds of the placement have been used by the Company to repay the outstanding principal amount, $53.5 million, of 8.10% secured indebtedness, with accrued interest of $758,000 and prepayment penalties of $5.1 million, and to pay a distribution to MHP in the amount of $17.6 million, which was subsequently used by MHP to repay debt owed by MHP to its partners. In addition, the Company loaned approximately $5.0 million of the net proceeds, at a rate of prime plus 2%, to a subsidiary of MHP to develop another project (see Note 3).

       As a result of the repayment of the Secured Notes, the Company recorded a $6.7 million extraordinary loss. Approximately $5.1 million of the extraordinary loss was a prepayment penalty made to holders of the Secured Notes and $1.6 million was a write-off on unamortized deferred financing costs associated with the Secured Notes. In addition, $2.1 million of restricted cash was made available to the Company. Subsequent to the Senior Unsecured Notes issuance, the Company completed an offering to exchange all of the outstanding Senior Unsecured Notes for newly issued notes. The new notes have been registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are otherwise substantially the same in all material respects to the Senior Unsecured Notes surrendered for exchange.

      If various conditions are met under the indenture governing the Senior Unsecured Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP.

      REVOLVING CREDIT FACILITY. Pursuant to the indenture in the Senior Unsecured Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the credit facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any Credit Facility borrowings as of December 31, 1998, and was in compliance with the terms of the Credit Facility at the end of 1998.

      During the years ended December 31, 1998, 1997 and 1996, the Company paid interest, net of amounts capitalized, of approximately $4.1 million, $3.4 million and $2.8 million, respectively.

NOTE 7.  RELATED PARTY TRANSACTIONS

STORAGE SERVICE CONTRACTS

       The Company is party to storage service contracts with several of MHP's limited partners and their affiliates. Certain summary information with respect to these contracts is provided below:

      TPC CORPORATION. Pursuant to two contracts for gas storage services at each of the Moss Bluff and Egan facilities, TPC paid the Company an aggregate of approximately $3,618, $3,733 and $2,914 in 1998, 1997 and 1996, respectively.
The contracts related to services at the Moss Bluff facility both terminate in April 2002. At Egan, one of the contracts for services terminated in April 1998, while the other will expire in April 2006. Included in accounts receivable are balances due from TPC of $550 and $300 at December 31, 1998 and 1997, respectively.

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      NORTHERN INDIANA PUBLIC SERVICE COMPANY ("NIPSCO"). The Company performs storage services under long-term demand contracts as well as various other hub services for NIPSCO. Under the provisions of the contracts, NIPSCO reimburses the Company for a portion of the property taxes incurred by the Company, which totaled approximately $297, $265 and $345 for the years ended December 31, 1998, 1997 and 1996, respectively. Revenues recognized by the Company in relation to the services performed for NIPSCO pursuant to storage contracts, as well as revenue from hub services, at both the Moss Bluff and Egan facilities totaled $8,711, $8,769 and $7,179 in 1998, 1997 and 1996, respectively. NIPSCO's contract with Moss Bluff terminates in April 2013. The agreement for services at the Egan facility has a primary term expiring in April 2016 but may be terminated by NIPSCO effective April 2006 with 12 months notice. Included in accounts receivable are balances due from NIPSCO of $725 and $988 at December 31, 1998 and 1997, respectively.

      DAYTON POWER AND LIGHT. The Company performs storage services under long-term demand contracts as well as various other hub services for DPL and its subsidiaries. Revenues recognized by the Company in relation to such services were approximately $1,008, $406 and $218 in 1998, 1997 and 1996, respectively. There are two long-term demand contracts for DPL and its subsidiaries at the Company's Egan facility with termination dates of March 1999 and September 2000. Included in accounts receivable are balances due from DPL and its subsidiaries of approximately $97 and $63 at December 31, 1998 and 1997, respectively.

      The following chart sets forth terms with respect to firm storage capacity based on the Company's agreements with its related-party customers at December 31, 1998:

                            MOSS BLUFF FACILITY

                                                    CAPACITY LEASED
CUSTOMER (FIRM DEMAND CONTRACTS ONLY)              TERMINATION DATE   (IN MMCF)
------------------------------------               ----------------   ---------
NIPSCO .........................................      April 2014          4,000
TPC (PacifiCorp) ...............................      April 2002            600
TPC (PacifiCorp) ...............................      April 2002            500
                                                                      ---------
      MOSS BLUFF TOTAL .........................                          5,100
                                                                      =========


                               EGAN FACILITY

                                                    CAPACITY LEASED
CUSTOMER (FIRM DEMAND CONTRACTS ONLY)              TERMINATION DATE   (IN MMCF)
------------------------------------               ----------------   ---------
NIPSCO (1) .....................................      April 2016          1,500
The Dayton Power & Light Company (DPL, Inc.) ...    September 2000          565
TPC (PacifiCorp) ...............................      April 2006            500
Miami Valley Resources, Inc. (a DPL subsidiary)       March 1999            100
                                                                      ---------
      EGAN TOTAL ...............................                          2,665
                                                                      =========
      CONSOLIDATED RELATED-PARTY LEASED CAPACITY
      (FIRM DEMAND CONTRACTS ONLY) .............                          7,765
                                                                      =========

(1) This contract has a primary term expiring April 1, 2016 but may be terminated by the customer effective April 1, 2006 on 12 months' notice.

SERVICE AGREEMENTS

      TPC administered the payroll and related benefits on MHP's behalf from its formation through December 31, 1997. These charges were directly charged to MHP based on actual time, salaries of such personnel responsible for field operations and day-to-day management of the Company. Other indirect general and administrative expenses incurred by the Company related to legal, office rent, supplies and other miscellaneous indirect charges were paid by the Company. Salaries and related benefits for the Company were $3,485 and $2,668

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for 1997 and 1996 , respectively. In addition, TPC under management services agreements provided administrative services (financial, human resources and support) for the Company. Management services agreements charges were $796, and $461 for 1997 and 1996, respectively. Management of the Company believes the allocation methods used were reasonable, and such costs of the Company, on a stand alone basis, would not have been materially different from those allocated by TPC. Contracts covering a portion of such services were cancelled by mutual agreement between TPC and MHP effective July 1, 1996, and the TPC employees who were previously involved in providing these services to the Company became employees of the Company at that date. As of December 31, 1997 and 1996, the Company had an outstanding accounts payable balance to TPC of $943 and $524, respectively, which primarily relates to the cancelled agreements. All services provided by TPC to MHP have been allocated to the Company as it is the only operating subsidiary, of MHP. These amounts are included in operating and general and administrative expenses in the consolidated statements of operations. All of the contracts for services rendered by TPC were terminated as of December 31,1997.

      During the years ended December 31, 1997 and 1996, substantially all employees of the Company were eligible to participate in TPC's defined contribution 401(k) plan. The Company's matching contributions to the plan for all such years are included in the aggregate charges for contractual services provided by TPC.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

      LEASES - Effective December 1, 1997, MHP began leasing its main office space in Houston, Texas from a third party. Prior to this time, the Company occupied office space in Houston, Texas leased by a TPC subsidiary from a third party. MHP's total office lease expenses for the years ended December 31, 1998, 1997 and 1996 were $176, $128 and $62, respectively. All such lease expense costs for MHP are included in the financial statements of the Company because it is the only operating subsidiary of MHP. Future minimum rental payments required to be made by MHP under the Houston, Texas office are as follows:


                                                AMOUNT
                                                ------
1999 .......................................    $  123
2000 .......................................       124
2001 .......................................       131
2002 .......................................       120
2003 .......................................         0
Thereafter .................................         0
                                                ------
      Total minimum payments required ......    $  498
                                                ======

NOTE 9.  SIGNIFICANT CUSTOMERS

      SIGNIFICANT CUSTOMERS - Significant customers are those which individually account for more than 10% of the Company's combined revenues. For the year ended December 31, 1998, NIPSCO, TPC and Aquila accounted for approximately 27%, 11% and 10%, respectively, of the Company's total revenues. For the year ended December 31, 1997, NIPSCO, TPC and Channel Industries Gas Company ("Channel") accounted for approximately 32%, 14% and 10%, respectively, of the Company's total revenues. For the year ended December 31, 1996, NIPSCO, TPC, East Ohio Gas Company and Channel accounted for approximately 39%, 15%, 12% and 11%, respectively, of the Company's total revenues.

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10.  EMPLOYEE BENEFITS PLAN

      The Company has adopted a 401(k) savings plan (the "Plan") for all of its employees effective January 1, 1998. Participation in the Plan is optional. Employees are immediately eligible for participation in the Plan on the date they are hired. Employer contributions are equal to 50% of employee contributions up to 6% of participant's elected annual salary deferral contributions subject to certain limitations. Participants vest in Company contributions over a four year period, 0% in the first year, and 33% in each of the three years thereafter. In 1998, the Company contributed $58 on behalf of Plan participants.

NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Results of operations by quarters for the years ended December 31, 1998 and 1997 are set forth in the following table:

                                                      QUARTER ENDED
                                     DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                     -----------   ------------   -------   --------
1998
Revenues .........................   $     9,719   $      7,925   $ 6,862   $  7,648
Operating income .................         6,010          4,775     3,588      4,536
Income before extraordinary
 item ............................         4,163          3,099     2,047      3,710
Net Income (loss) ................         4,163          3,099     2,047     (2,992)
                                     ===========   ============   =======   ========
Working gas capacity (Bcf)  ......          19.7           19.6      17.9       17.2
Leased gas capacity (Bcf)
 (excludes secondary firm) .......          19.2           19.0      17.4       14.9
1997
Revenues .........................   $     8,792   $      6,550   $ 6,118   $  6,026
Operating income .................         3,856          3,552     3,096      3,051
Net income .......................         3,246          2,732     2,100      1,971
                                     ===========   ============   =======   ========
Working gas capacity (Bcf)  ......          16.0           15.3      14.2       12.9
Leased gas capacity (Bcf)
 (excludes secondary firm) .......          14.9           14.7      13.5       12.5

NOTE 12.  SUBSEQUENT EVENTS

      In February 1999, NIPSCO announced that its subsidiary, NI Energy Services, Inc., had agreed to purchase TPC, including TPC's 66% interest in MHP, from PacifiCorp. If the purchase is consummated, subsidiaries of NIPSCO will own approximately 77.3% of MHP. In addition, the sale will constitute a "change of control" of the Company under the Company's employment agreements with its executive officers and certain other key employees (the "Executive Employment Agreements").

      Upon a change of control under the Executive Employment Agreements, Messrs. Hooker, Clark, Cook, Lorio and Gatewood shall receive an amount equal to 2.0%, 1.25%, 1.25%, 1.0% and 1.0%, respectively, of the increase in value of the Company from January 1, 1998 to the date the change of control occurs, calculated pursuant to the Executive Employment Agreements. NIPSCO has indicated that it expects to close the transaction with PacifiCorp in the first or second quarter of 1999.

LITIGATION

      In November 1998, the Company's Board of Directors elected not to renew the employment contract of Donald B. Russell, President and Chief Executive Officer of the MHP, which expired December 31, 1998. On December 22, 1998, Mr. Russell filed a lawsuit against the Company, TPC, PacifiCorp, and two of the Company's directors, Donald N. Furman and M. Scott Jones, in the 165th Judicial District Court, Harris County, Texas. Mr. Russell alleges he is due additional compensation under the terms of his one-year 1998 Employment

                        MARKET HUB PARTNERS STORAGE, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Agreement and his 1998 Contingency Payment Agreement, which, along with an additional agreement (collectively, the "1998 Agreements"), Mr. Russell had entered to resolve disputes relating to incentive compensation allegedly due him under the terms of his 1995 Employment Agreement. Mr. Russell seeks incentive compensation of $9 million he alleges he was due under his 1995 Employment Agreement, prejudgment interest and punitive damages. The Company intends to vigorously defend Mr. Russell's claims to additional compensation under the 1998 and 1995 Agreements. The Company is unable to assess the likelihood of an unfavorable outcome or to estimate the amount or range of any possible loss to the Company. The Company believes an adverse outcome of this litigation will not have a material adverse effect on the financial position or cash flow of the Company.

                         REPORT OF INDEPENDENT AUDITORS

Market Hub Partners Finance, Inc.

We have audited the accompanying balance sheets of Market Hub Partners Finance, Inc. (a wholly owned subsidiary of Market Hub Partners Storage, L.P.) as of December 31 and March 31, 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for an opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Market Hub Partners Finance, Inc. as of December 31 and March 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE, L.L.P.

Houston, Texas
January 29, 1999

                        MARKET HUB PARTNERS FINANCE, INC.
        (A WHOLLY OWNED SUBSIDIARY OF MARKET HUB PARTNERS STORAGE, L.P.)

                                  BALANCE SHEET

                                                      December 31,    March 31,
                                                          1998          1998
                                                      ------------    ---------
Assets ............................................   $          0    $       0
                                                      ============    =========

Stockholder's Equity
      Common stock, $.01 par value; 1,000 shares
        authorized, issued and outstanding ........   $         10    $      10
      Additional paid-in capital ..................            990          990
        Contributions receivable from Market Hub
        Partners, L.P. ............................         (1,000)      (1,000)
                                                      ------------    ---------
            Total Stockholder's Equity ............   $          0    $       0
                                                      ============    =========


Note:

      Market Hub Partners Finance, Inc. ("Finance") was formed on January 30, 1998 as a wholly-owned subsidiary of Market Hub Partners Storage, L.P. ("the Company") and was co-issuer with the Company of the $115.0 million in senior unsecured notes issued in March 1998. The statements of operations, cash flows and changes in stockholder's equity have not been presented because Finance has not conducted any operations since its formation.

                         REPORT OF INDEPENDENT AUDITORS

Market Hub Partners Storage, L.L.C.

We have audited the accompanying balance sheets of Market Hub Partners Storage, L.L.C. (a wholly owned subsidiary of Market Hub Partners Storage, L.P.) as of December 31 and March 31, 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for an opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Market Hub Partners Storage, L.L.C. as of December 31 and March, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, L.L.P.

Houston, Texas
January 29, 1999

                       MARKET HUB PARTNERS STORAGE, L.L.C.
            (A WHOLLY OWNED SUBSIDIARY OF MARKET HUB PARTNERS, L.P.)

                                  BALANCE SHEET

                                                   December 31,   March 31,
                                                       1998         1998
                                                   ------------   ---------
Assets- General partner investment in Market Hub
             Partners Storage, L.P. ............   $     10,000   $  10,000
                                                   ============   =========

Member's Equity ................................   $     10,000   $  10,000
                                                   ============   =========

Note:

      Market Hub Partners Storage, L.L.C. ("Storage L.L.C."), formed on December 31, 1997, is a wholly-owned subsidiary of Market Hub Partners, L.P. and owns a
 .01% general partner interest in Market Hub Partners Storage, L.P. ("the Company"). The statements of operations, cash flow and changes in member's equity have not been presented because Storage L.L.C. has not had operations other than the equity earnings of the Company, which were deemed immaterial for the year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Refer to Item 1- "DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY" for further discussion.


ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the compensation paid during the two years ended December 31, 1998 and 1997, to the Company's five most highly compensated executive officers whose combined salary and bonus for services rendered to MHP Storage and its subsidiaries for such period exceeded $100,000, or would have exceeded such amount if paid during the full fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                                          -----------------------
NAME AND PRINCIPAL POSITION                        YEAR    SALARY         BONUS
---------------------------                        ----   --------      ---------
Donald B. Russell ..............................   1998   $160,000      $      -- (1)
      President and Chief Executive Officer        1997   $164,920      $ 594,900 (2)
David W. Hooker ................................   1998   $160,000      $ 158,715
      Executive Vice President and Chief           1997   $123,692      $ 319,388 (2)
      Operating Officer
Anthony J. Clark ...............................   1998   $140,000      $ 132,250
      Vice President and Chief Financial Officer   1997   $ 46,668 (3)  $  36,332 (3)
Patrick Lorio ..................................   1998   $ 97,300      $ 105,810 (4)
      Vice President, Business Development
Jack Gatewood ..................................   1998   $120,000      $ 105,810
      Vice President, Engineering                  1997   $ 86,587      $  75,000
Mark Cook ......................................   1998   $120,000      $ 440,314 (5)
      Vice President, Sales                        1997   $ 99,712      $ 365,903 (5)

(1) Mr. Russell's employment contract expired on December 31, 1998 and he is no longer employed by the Company.

(2) Includes a special bonus payment of $360,000 to Mr. Russell and $240,000 to Mr. Hooker paid in connection with the Moss Bluff and Egan facilities.

(3) Salary and bonus information reflects compensation from September 1997, when Mr. Clark joined the Company, through December 31, 1997.

(4)   Mr. Lorio joined the Company in February 1998.

(5) Includes sales commissions of $440,314 and $365,903 for 1998 and 1997, respectively.

EMPLOYMENT AGREEMENTS

      Each of Messrs. Hooker, Clark, Lorio, Cook and Gatewood (collectively, the "Executives") has entered into employment agreements (collectively, the "Agreements") with MHP, MHP Storage and Market Hub Partners Storage, L.L.C. ("MHP Storage GP" and collectively with MHP and MHP Storage, the "Employers"). The Agreements provide for an annual base salary of approximately $160,000, $140,000, $120,000, $120,000 and $120,000 for Messrs. Hooker, Clark, Lorio, Cook
and Gatewood, respectively. In addition, on an annual basis, Messrs. Hooker, Clark, Lorio and Gatewood shall receive between 65% and 135% of a Target Bonus equal to 1.5%, 1.25%, 1.0% and 1.0%, respectively, of the before-tax net income of MHP and its subsidiaries, including the Company. Mr. Cook shall receive 7.5% of net income associated with hub services and 2% of the present value total lease payments under firm storage contracts discounted at 10%.

      Each Agreement may be terminated at any time by the Employers, with or without Cause (as defined therein), or by the Executive, for any reason. In the event of termination without Cause or a resignation for Good Reason (as defined therein), the Company shall pay the Executives 65% of the Target Bonus for the calendar year, pro rated for the number of days in the year prior to the termination date. If such termination or resignation is involuntary, the Executive shall receive, in addition to the aforementioned amount, a lump sum of cash payment equal to two years' base salary. In addition, the Agreements provide that, in the event of a Change of Control (as defined therein), Messrs. Hooker, Clark, Lorio, Cook and Gatewood shall receive incentive bonuses equal to 2.0%, 1.25%, 1.0%, 1.25% and 1.0%, respectively, of the increase in value of MHP after January 1, 1998, as calculated pursuant to the Employment Agreements. Each Agreement expires on December 31, 2000. The contemplated sale by PacifiCorp of TPC (including TPC's 66% ownership interest in MHP) to NIPSCO, which is discussed herein in Note 12 to the Consolidated Financial Statements - "Subsequent Events", would trigger these Change of Control incentive payments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The sole general partner of the Company is Market Hub Partners Storage, LLC, a wholly owned subsidiary of MHP. The sole limited partner of the Company is MHP. The following table sets forth certain information regarding the beneficial ownership of the equity of MHP as of December 31, 1998.

NAME OF BENEFICIAL OWNER                                                   PERCENTAGE(1)
------------------------                                                   -------------
TPC Corporation, a subsidiary of PacifiCorp(2)............................         66.0%
Miami Valley Market Hub, Inc., a subsidiary of DPL Inc....................         17.0%
NIPSCO Energy Services, Inc., a subsidiary of NIPSCO Industries, Inc......         11.3%
PSEG Resources, Inc. a subsidiary of Public Service Enterprise Group, Inc.          5.7%
                                                                            ------------
                                                                                  100.0%
                                                                            ============

(1) Includes limited partner interest and proportionate share of general partner interest. The member interests in the general partner of MHP are owned by the partners of MHP proportionately in accordance with their limited partner interests in MHP.

(2) TPC owns its interest through a wholly owned subsidiary, TPC Gas Storage Services, L.P. NIPSCO has announced that its subsidiary, NI Energy Services, Inc., has agreed to purchase TPC, including TPC's 66% interest in MHP, from PacifiCorp. If the purchase is consummated, subsidiaries of NIPSCO will own approximately 77.3% of MHP. See Note 12 to the Consolidated Financial Statements- "Subsequent Events" for further discussion of this contemplated sale.

      Under the terms of MHP's Partnership Agreement, certain decisions by MHP require the approval of TPC and at least two other partners. Such matters principally involve decisions relating to financing, acquisitions or divestitures and approval of operating budgets. The terms of the limited liability company agreements of the general partners of MHP Storage, Moss Bluff and Egan, as well as of the charter and bylaws of Finance Corp. and MHP's general partner, require approval for certain decisions by a supermajority of such entities' managers or directors, as the case may be, representing 80% of the ownership interests of such entity. Such decisions include, but are not limited to, decisions with respect to acquisitions or divestitures in excess of $1.0 million, certain expansions and financings, budgets, mergers and other similar transactions, regulatory filings and certain contracts and agreements. The limited liability company agreements also require approval by disinterested managers of the general partner for loans or agreements between a limited partner of MHP, on the one hand, and MHP Storage, Moss Bluff or Egan, on the other hand.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer to Note 7-to the Consolidated Financial Statements "RELATED PARTY TRANSACTIONS" herein for information regarding certain relationships and related transactions.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)(1)   Financial Statements.

            For the financial statements filed as part of this Report on Form 10-K, refer to "Index to Financial Statements" included in "Item 8. Financial Statements and Supplementary Data."

        (2) Financial Statement Schedules.

            All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

        (3) Exhibits

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT

3.1* Certificate of Limited Partnership of Market Hub Partners Storage, L.P., as amended January 30,1998. (Form S-4 (Reg. No. 333-51713), Exh. 3.1)

3.2* Limited Partnership Agreement of Market Hub Partners Storage, L.P., as amended as of December 31, 1997, by and between Market Hub Partners Finance, L.L.C. and Market Hub Partners, L.P. (Form S-4 (Reg. No. 333-51713), Exh. 3.2)

4.1* Indenture dated March 1, 1998 by and among Market Hub Partners Storage, L.P., Market Hub Partners Finance, Inc., the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee. (Form S-4 (Reg. No. 333-51713), Exh. 4.1)

4.2* Note Purchase Agreement dated April 11, 1997 by and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto. (Form S-4 (Reg. No. 333-51713), Exh. 4.3)

4.3* Waiver and Amendment Agreement dated February 11, 1998 and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto of the Note Purchase Agreement dated April 11, 1997. (Form S-4 (Reg. No. 333-51713), Exh. 4.4)

10.1* Assumption Agreement dated March 1, 1998 by and among Market Hub Partners Storage, L.P. and Market Hub Partners Finance, Inc. (Form S-4 (Reg. No. 333-51713), Exh. 10.1)

10.2* Credit Agreement dated April 15, 1998 by and among Market Hub Partners, L.P., the Guarantors party thereto and Bank One, Texas, National Association. (Form S-4 (Reg. No. 333-51713), Exh. 10.2)

10.3*+ Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Donald B. Russell. (Form S-4 (Reg. No. 333-51713), Exh. 10.3)

10.4*+ Agreement dated February 24, 1998 by and between Market Hub Partners, Inc. and Donald B. Russell. (Form S-4 (Reg. No. 333-51713), Exh. 10.4)

10.5*+ Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and David W. Hooker. (Form S-4 (Reg. No. 333-51713), Exh. 10.5)

10.6*+ Agreement dated February 6, 1998 by and between Market Hub Partners, Inc. and David W. Hooker. (Form S-4 (Reg. No. 333-51713), Exh. 10.6)

10.7*+ Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Anthony J. Clark. (Form S-4 (Reg. No. 333-51713), Exh. 10.7)

10.8*+ Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C., and Jack W. Gatewood. (Form S-4 (Reg. No. 333-51713), Exh. 10.8)

10.9*+ Employment Agreement dated February 8, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.L.C. and Patrick Lorio. (Form S-4 (Reg. No. 333-51713), Exh. 10.9)

10.10*+ Employment Agreement dated January 1, 1998 by and among Market Hub Partners, L.P., Market Hub Partners Storage, L.P., Market Hub Partners Storage, L.L.C. and Mark D. Cook. (Form S-4 (Reg. No. 333-51713), Exh. 10.10)

12.1     Statement regarding computation of ratios.

21.1* Subsidiaries of Market Hub Partners Storage, L.P. (Form S-4 (Reg. No. 333-51713), Exh. 21.1)

24.1     Powers of Attorney.

27.1     Financial Data Schedule.

*        Incorporated by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Form 10-K.

   (b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Market Hub Partners Storage, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 1999.

                                   MARKET HUB PARTNERS STORAGE, L.P.

                                   By:  MARKET HUB PARTNERS STORAGE, LLC


                                  /s/ ANTHONY J. CLARK
                                      Anthony J. Clark
                                      Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Market Hub Partners Storage, L.P., and in the capacities on the date indicated.

      SIGNATURE               TITLE                               DATE
      ---------               -----                               ----

/s/ DONALD N. FURMAN*    Director and Chairman                 February 25, 1999
    Donald N. Furman

/s/ DAVID W. HOOKER      Executive Vice President and Chief    February 25, 1999
    David W. Hooker      Operating Officer (Principal
                         Executive Officer)

/s/ ANTHONY J. CLARK     Vice President and Chief Financial    February 25, 1999
    Anthony J. Clark     Officer (Principal Financial and
                         Accounting Officer)

/s/ JAMES K. ABCOUWER*   Manager                               February 25, 1999
    James K. Abcouwer


/s/ EILEEN A. MORAN*     Manager                               February 25, 1999
    Eileen A. Moran


/s/ LON C. MITCHELL*     Manager                               February 25, 1999
    Lon C. Mitchell


/s/ M. SCOTT JONES*      Manager                               February 25, 1999
    M. Scott Jones


/s/ STEPHEN F. KOZIAR*   Manager                               February 25, 1999
    Stephen F. Koziar


/s/ BETH E. MOONEY*      Manager                               February 25, 1999
    Beth E. Mooney

*By:  /s/ ANTHONY J. CLARK
      (pursuant to a power of
      attorney filed herewith)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES ACT OF 1933 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES ACT OF 1933:

No annual report or proxy material as required to be submitted with this Form 10-K has been sent to the Company's security holders.