Form 10-Q
period 1999-03-31
MARKET HUB PARTNERS STORAGE LP
filed 1999-05-17
CIK 1060240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED MARCH 31, 1999 OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-51713

                        MARKET HUB PARTNERS STORAGE, L.P.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   76-0558052
  ---------------------------------                 -------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Market Hub Partners Storage, L.P. is no longer obligated by Section 13 or 15(d) of the Securities Exchange Act of 1934 to file periodic reports. This filing is being submitted to satisfy contractual obligations of the filer.

                                 YES [ ] NO [X]

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        MARKET HUB PARTNERS STORAGE, L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        MARCH 31,   DECEMBER 31,
                                                          1999          1998
                                                       ----------   -----------
                                                            (IN THOUSANDS)
                       ASSETS

Current Assets:

   Cash and cash equivalents .......................   $   15,739    $   19,592
   Accounts and notes receivable ...................       11,586        12,453
   Other current assets ............................          309            74
                                                       ----------    ----------
      Total current assets .........................       27,634        32,119
                                                       ----------    ----------
Property and Equipment:
   Natural gas storage facilities ..................      179,160       173,692
   Construction in progress ........................        8,253        12,290
   Less accumulated depreciation ...................      (17,739)      (16,148)
                                                       ----------    ----------
                                                          169,674       169,834
Other Assets and Restricted Cash ...................        4,110         4,287
                                                       ----------    ----------
                                                       $  201,418    $  206,240
                                                       ==========    ==========
          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:

   Accounts payable, trade and other ...............          286         1,483

   Accrued liabilities .............................        2,744         8,644
                                                       ----------    ----------
      Total current liabilities ....................        3,030        10,127
Long-Term Debt .....................................      115,000       115,000

Partners' capital ..................................       83,388        81,113
                                                       ----------    ----------
                                                       $  201,418    $  206,240
                                                       ==========    ==========

                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            1999        1998
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Revenues:
     Salt cavern storage revenues .....................   $   7,943   $   6,504

     Hub services revenues ............................         103       1,144
                                                          ---------   ---------
     Total revenues ...................................       8,046       7,648
                                                          ---------   ---------
Operating Expense:
     Operations and maintenance .......................         691         470
     Plant administrative .............................          47         212
     Property taxes ...................................         258         240
     Royalty payments .................................        --            68
     General and administrative .......................       1,078         816

     Depreciation and amortization ....................       1,674       1,306
                                                          ---------   ---------
     Total operating expenses .........................       3,748       3,112
                                                          ---------   ---------
Operating income ......................................       4,298       4,536
Interest expense ......................................       2,302       1,033

Interest income .......................................         279         207
                                                          ---------   ---------
Net Income Before Extraordinary Item ..................       2,275       3,710
Extraordinary loss on early extinguishment of
  debt ................................................        --        (6,702)
                                                          ---------   ---------
Net Income ............................................   $   2,275   $  (2,992)
                                                          =========   =========
                  See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                               ----------------------
                                                               MARCH 31,    MARCH 31,
                                                                  1999        1998
                                                               ---------    ---------
                                                                  (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net income (loss) .....................................   $   2,275    $  (2,992)
     Adjustments to reconcile net income to cash provided
        by operating activities
         Depreciation and amortization .....................       1,674        1,306
         Extraordinary loss on early extinguishment of debt         --          6,702
     Changes in assets and liabilities:
         Decrease in accounts receivable ...................         867          308
         Increase in other current assets ..................        (235)        (188)
         Decrease in other assets and restricted cash ......          95          119
         Decrease in trade payables and accrued liabilities       (7,097)      (2,455)
         Decrease in payable to partners, affiliates and
           other ...........................................        --           (943)
                                                               ---------    ---------
         Net cash (used in) provided by operating activities      (2,421)       1,857
Cash Flows from Investing Activities:
     Capital expenditures ..................................      (1,432)      (3,989)

      Issuance of note to Tioga project ....................        --         (4,000)
                                                               ---------    ---------
      Net cash used in investing activities ................      (1,432)      (7,989)
Cash Flows from Financing Activities:
      Issuance of long-term debt (net of expenses of $8,753)        --        106,427
      Repayments of long-term debt .........................        --        (53,492)
      Receipt of restricted cash ...........................        --          2,084

      Capital distributions to partners ....................        --        (17,617)
                                                               ---------    ---------
Net cash provided by financing activities ..................        --         37,402
                                                               ---------    ---------
           Net increase (decrease) in cash and cash
              equivalents ..................................      (3,853)      31,270

       Cash and cash equivalents at beginning of period ....      19,592        2,153
                                                               ---------    ---------
       Cash and cash equivalents at end of period ..........   $  15,739    $  33,423
                                                               =========    =========
Supplementary Disclosure of Cash Flow Information:
        Cash paid for interest (net of amounts capitalized)    $   4,573         --

                  See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                       1999
                                                                   -----------
                                                                  (IN THOUSANDS)
Partner Contributions (Distributions) ...........................  $      --
Net Income (Loss) ...............................................        2,275
                                                                   -----------
Net Increase (Decrease) in Capital ..............................        2,275
Partners' Capital Balance, Beginning of Period ..................       81,113
                                                                   -----------
Partners' Capital Balance, End of Period ........................  $    83,388
                                                                   ===========

                  See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED)


NOTE 1.     BASIS OF PRESENTATION

      Market Hub Partners Storage, L.P. (the "Company") owns and operates two natural gas market hubs, "Moss Bluff" and "Egan," located near Houston, Texas and in Acadia Parish, Louisiana, respectively, which provide producers, end-users, local distribution companies, pipelines and natural gas marketers with "unbundled" high deliverability storage services, cash market trading, real time title tracking and other hub services. The Company was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by Market Hub Partners, L.P. ("MHP") through its direct 99.99% limited partner interest and its subsidiary's, Market Hub Partners Storage, L.L.C., .01% general partner interest. Prior to April 1, 1999, MHP was owned by TPC Corporation, a wholly owned subsidiary of PacifiCorp, and subsidiaries of NiSource (formerly NIPSCO Industries, Inc.), DPL Inc., and Public Service Enterprise Group, Inc.

      On April 1, 1999, NiSource completed its acquisition of TPC Corporation, including its 66% interest in Market Hub Partners, L.P. NiSource currently owns approximately 77.3% of MHP as a result of this acquisition. The sale may trigger an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other key employees (see Note 4).

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

NOTE 2.     LONG-TERM DEBT

      SENIOR UNSECURED NOTES - In March 1998, the Company completed the sale of $115 million in 8.25% senior unsecured notes due 2008 (the "Senior Unsecured Notes"). The net proceeds from the sale were approximately $110.9 million. Proceeds of the placement have been used by the Company to repay the outstanding principal amount, $53.5 million, of 8.10% secured indebtedness (the "Secured Notes"), with accrued interest of $758,000 and prepayment penalties of $5.1 million, and to pay a distribution to MHP in the amount of $17.6 million, which was subsequently used by MHP to repay debt owed by MHP to its partners. In addition, the Company loaned approximately $5.0 million of the net proceeds, at a rate of prime plus 2%, to a subsidiary of MHP to develop another project (see
Note 3).

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

      If various conditions are met under the indenture governing the Senior Unsecured Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in

1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP. The Company anticipates making a permitted distribution of approximately $3 million in May 1999.

      REVOLVING CREDIT FACILITY. Pursuant to the indenture for the Senior Unsecured Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of March 31, 1999.

NOTE 3.     NOTES RECEIVABLE

      Included in the accounts and notes receivable balance is a $5 million, payable on demand, bearing interest at prime plus 2%, issued by the Company to a wholly owned subsidiary of MHP. The note was used to fund a portion of the pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the note will be repaid when financing is secured for the Tioga project.

NOTE 4.     SUBSEQUENT EVENTS

      On April 1, 1999, NiSource completed its acquisition of TPC Corporation, including TPC's 66% interest in MHP from Pacificorp. As of result of the acquisition, NiSource currently owns 77.3% of MHP.

      On April 29, 1999, Miami Valley Market Hub, Inc., a subsidiary of DPL, Inc., filed a lawsuit challenging the acquisition. The lawsuit alleges that the acquisition was invalid as a result of failure to obtain partner consent under the MHP partnership agreement and that it violated right of first refusal provisions in the partnership agreement. Neither the Company nor MHP is a party to the lawsuit.

      The sale may constitute a "change of control" of the Company under the Company's employment agreements with its executive officers and certain other key employees (the "Executive Employment Agreements"). Upon a change of control under the Executive Employment Agreements, Messrs. Hooker, Clark, Cook, Lorio, Gatewood and Allemandou shall receive an amount equal to 2.0%, 1.25%, 1.25%, 1%, 1% and 1%, respectively, of the increase in value of the Company from January 1, 1998 to the date the change of control occurs, calculated pursuant to the Executive Employment Agreements. The amount of any such payment that may be required has not yet been quantified, but may be material.

      The Company's employment of Mr. David W. Hooker, Executive Vice President and Chief Operating Officer, ceased as of April 20, 1999.

      On May 13, 1999 Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each an officer or employee of the Company) filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Storage Partners, L.L.C.) seeking payment of amounts allegedly owed to them under their employment agreements with the Company in connection with the NiSource acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1998, and the Company's Consolidated Financial Statements, and the notes thereto, included in Item 1 of this Report.

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of March 31, 1999, working storage capacity was approximately 10.8 billion cubic feet ("Bcf") at Moss Bluff and approximately 10.0 Bcf at Egan, for a total of
20.8 Bcf. At December 31, 1998, working storage capacity was approximately 10.3 Bcf at Moss Bluff and approximately 9.4 Bcf at Egan, for a total storage capacity of 19.7 Bcf.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for the period ending March 31, 1999 and 1998 (in Bcf's, except for percentages):

                                                              MARCH 31,     MARCH 31,
                                                                1999         1998
                                                              ---------    ---------
MOSS BLUFF
  Working gas capacity (1) ................................        10.8          9.9
  Average working gas capacity (2) ........................        10.6          9.8
  Leased gas capacity(includes secondary firm*)(1) ........        11.0          9.0
  Percentage of working gas capacity leased (1) ...........         102%          91%
  Average leased gas capacity (2) .........................        10.8          9.0

EGAN
  Working gas capacity (1) ................................        10.0          7.7
  Average working gas capacity (2) ........................         9.8          7.3
  Leased gas capacity(includes secondary firm*)(1) ........         9.7          6.7
  Percentage of working gas capacity leased (1) ...........          97%          87%
  Average leased gas capacity (2) .........................         9.7          6.7

CONSOLIDATED FACILITY TOTALS
  Working gas capacity (1) ................................        20.8         17.6
  Average working gas capacity (2) ........................        20.4         17.1
  Leased gas capacity(includes secondary firm*)(1) ........        20.7         15.7
  Percentage of working gas capacity leased (1) ...........         100%          89%
  Average leased gas capacity (2) .........................        20.5         15.7

(1) As of March 31 of the years indicated.
(2) From January 1 to March 31 of the years indicated.

* Secondary firm customers typically pay a lower demand fee than a firm contract because the facility has the right to make the storage capacity or injection and withdrawal facilities unavailable to the secondary firm customer if a customer with a firm contract requires the space or facilities.

RESULTS OF OPERATIONS

      The Company was formed by MHP on December 31, 1997 to hold the equity interests of Moss Bluff, Egan and their respective general partners.

COMPARISON OF FIRST QUARTER 1999 AND FIRST QUARTER 1998

      REVENUES. Revenues for the first quarter of 1999 were $8.0 million compared to $7.6 million for the first quarter of 1998, an increase of $0.4 million, or 5%. This $0.4 million increase is attributable to an increase in salt cavern storage revenues. The increase in salt cavern storage revenues is principally due to an increase in total working storage capacity from 17.6 Bcf at March 31, 1998 to 20.8 Bcf at March 31, 1999.

      OPERATING EXPENSES. Operating expenses were $3.7 million for the first quarter of 1999 compared to $3.1 million for the first quarter of 1998, an increase of $0.6 million, or 19%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

      OPERATING INCOME. As a result of the factors described above, operating income for the first quarter of 1999 decreased to $4.3 million from $4.5 million in the first quarter 1998, a decrease of $0.2 million, or 0.4%.

      NET INTEREST EXPENSE. Net interest expense was $2.0 million for the first quarter of 1999 compared to $0.8 million for the first quarter of 1998, an increase of $1.2 million, or 150%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of March 31, 1999.

      CASH FLOWS. Net cash (used in) provided by operating activities was ($2.4) million for the first three months of 1999 and $1.9 million for the first three months of 1998. The reduction in cash flows from operating activities is primarily due to reductions in current liabilities during the first quarter of 1999.

      Net cash used in investing activities during the first three months of 1999 and 1998 consisted of capital expenditures to increase working gas storage capacity. The Company spent $1.4 million and $4.0 million during the first three months of 1999 and 1998, respectively, relating to the storage capacity expansion program. During the first three months of 1999, working gas storage capacity increased 1.1 Bcf, to 20.8 Bcf from 19.7 Bcf at December 31, 1998. Additionally, in the first quarter of 1998, the Company issued a $4 million note to an MHP subsidiary for the Tioga project.

      Net cash provided by financing activities was $37.4 million during the first three months of 1998. During the first quarter of 1998, the Company issued $115 million in aggregate principal amount of Unsecured Notes and used approximately $59.3 million of the proceeds thereof to repay the Secured Notes including accrued interest and prepayment penalties. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $17.6 million to MHP for repayment of certain indebtedness owed to certain limited partners of MHP, including $0.6 million of accrued interest. The Company also received $2,084 of cash that had been restricted under terms of the Old Notes.

      CAPITAL EXPENDITURES. As part of its capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24.0 Bcf, the Company has budgeted for fiscal year 1999 capital expenditures of approximately $4.6 million and $2.6 million for Moss Bluff and Egan, respectively, to increase working gas capacity by a total of 4.3 Bcf, of which 1.1 Bcf has been created in the first quarter of 1999. In addition, the Company is anticipating expenditures of $5.2 million in 1999 to drill a fourth cavern well at Moss Bluff. The Company expects to fund these 1999 planned expenditures through cash flows from operations as well as existing balances. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its maintenance capital expenditures for 1999 will be less than $1.5 million. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

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

      With respect to external parties, including vendors and customers, the Company is in the process of surveying the Y2K readiness efforts of critical external parties. Risk assessment is expected to be completed by the end of the second quarter of 1999 and monitoring risk in this area will continue throughout 1999, as many external parties will not have completed their Y2K readiness efforts.

      In addition, the Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. Contingency plans may include manual operations of the operating facilities. Once developed, contingency plans will be continually refined as additional information becomes available.

      COST. The Y2K activities and associated costs are being managed within the Company and its total cost relating to Y2K activities is not expected to exceed $200,000 (of which the Company has spent $49,676 as of March 31, 1999).

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

      The Company's ability to meet the projected goals, including the costs of addressing the Y2K issue and the dates upon which compliance will be attained, depends on the Y2K readiness of its key suppliers and customers, the completion of its final remediation and testing efforts and the successful development and implementation of contingency plans. Although these and other unanticipated Y2K issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of impact at this time, since the contingency plans are still under development.

      ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS REPORT ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

      The statements included in this Report on Form 10-Q regarding future financial performance and results and the other statements that are not historical fact are forward-looking statements regarding the intent, belief and current expectations of the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any material risk exposure to market changes that affect market risk sensitive instruments, as interest on all of the Company's material long-term debt accrues at a fixed rate.

      PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

      Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each an officer or employee of the Company) have filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Storage Partners, L.L.C.) seeking payment of amounts allegedly owed to them under their employment agreements with the Company in connection with the NiSource transaction referenced under the caption "Subsequent Events" in Note 4 to the Consolidated Financial Statements in this Form 10-Q. The suit was filed in the District Court of Harris County, Texas, 157th Judicial District, on May 13, 1999.

Item 2.     Changes in Securities and Use of Proceeds

      The Company currently has no securities registered pursuant to the Securities Exchange Act of 1934, nor has it issued any equity securities during the first quarter of 1999. On March 4, 1998, the Company sold $115 million aggregate principal amount of 8 1/4% Unsecured Notes due 2008 to SBC Warburg Dillon Read, Inc. (the "Initial Purchaser") in a transaction exempt from registration under Rule 144A. Following the discount to the Initial Purchaser of 2 1/4% and after deducting $1.0 million in expenses payable by the Company, net proceeds to the Company from the offering of the Unsecured Notes were approximately $111.4 million. The Company used approximately $59,300 to repay the entire outstanding principal amount of certain secured indebtedness owed to third parties (the "Old Notes"), including accrued interest and prepayment penalties. Approximately $20,300 has been used to fund capital expenditures for the continued expansion and development of its facilities and to purchase incremental pad gas. The Company plans to use an additional $5.7 million of the offering proceeds to continue expansion of its current facilities. The Company distributed to MHP approximately $17,600 of the net proceeds from the Unsecured Notes offering, which was used by MHP to repay debt owed by MHP to its partners, including accrued interest. Additionally, the Company loaned $5,000 of the net proceeds of the Unsecured Notes offering to a subsidiary of MHP to develop another project. All remaining proceeds from the Unsecured Notes offering will be used to fund the Company's working capital requirements and for other general business purposes.

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

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      On April 29, 1999, Miami Valley Market Hub, Inc. filed a lawsuit challenging the April 1999 purchase of TPC Corporation by NiSource, Inc. from Pacificorp. A subsidiary of TPC has a 66% interest in MHP. NI Energy Services, Inc., a subsidiary of NiSource, has an 11.33% interest in MHP. Miami Valley has a 17% interest in MHP.

      The lawsuit alleges that the purchase transaction was invalid as a result of failure to obtain partner consent under the MHP partnership agreement and that it violated right of first refusal provisions in the partnership agreement. The lawsuit also challenges the dismissal of a former officer of MHP following the purchase.

      Neither the Company nor MHP is a party to the lawsuit.

      The lawsuit seeks damages and injunctive relief. The defendants are Pacificorp, TPC Corporation, TPC Gas Storage Services, L.P., NiSource, Inc., NI Energy Services, Inc. and James K. Abcouwer. The lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division.

      This Report contains certain forward-looking statements regarding the intent, belief and current expectations of the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate.

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

                                          MARKET HUB PARTNERS STORAGE, L.P.

                                          By:  MARKET HUB PARTNERS STORGE, LLC.,
                                                  its general partner

Date: May 14, 1999
                                          By:____________________________
                                                Anthony J. Clark
                                                Vice President and Chief
                                                Financial Officer