Form 10-K405/A
period 1998-12-31
MARKET HUB PARTNERS STORAGE LP
filed 1999-07-13
CIK 1060240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              ------------------

                                1998 FORM 10-K/A

                                 AMENDMENT NO. 1

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

Market Hub Partners Storage, L.P. (the "Company") hereby amends Items 1, 8 and 11 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 333-51713) to read in their entirety as set forth below. Unless otherwise expressly provided in this Amendment, the information in this Amendment is as of February 25, 1999 (the date of the original filing of the Company's Form 10-K being amended hereby). For subsequent developments, see the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and any other subsequent Company filings with the Securities and Exchange Commission.

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

DELOITTE & TOUCHE LLP

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 5, 1998

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

NOTE 12.  SUBSEQUENT EVENTS

      In February 1999, NIPSCO announced that its subsidiary, NI Energy Services, Inc., had agreed to purchase TPC, including TPC's 66% interest in MHP, from PacifiCorp. If the purchase is consummated, subsidiaries of NIPSCO will own approximately 77.3% of MHP. NIPSCO has indicated that it expects to close the transaction with PacifiCorp in the first or second quarter of 1999. In addition, the sale may constitute a "change of control" of the Company under the Company's employment agreements with its executive officers and certain other key employees (the "Executive Employment Agreements").

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

      Each Agreement may be terminated at any time by the Employers, with or without Cause (as defined therein), or by the Executive, for any reason. In the event of termination without Cause or a resignation for Good Reason (as defined therein), the Company shall pay the Executives 65% of the Target Bonus for the calendar year, pro rated for the number of days in the year prior to the termination date. If such termination or resignation is involuntary, the Executive shall receive, in addition to the aforementioned amount, a lump sum of cash payment equal to two years' base salary. In addition, the Agreements provide that, in the event of a Change of Control (as defined therein), Messrs. Hooker, Clark, Lorio, Cook and Gatewood shall receive incentive bonuses equal to 2.0%, 1.25%, 1.0%, 1.25% and 1.0%, respectively, of the increase in value of MHP after January 1, 1998, as calculated pursuant to the Employment Agreements. Each Agreement expires on December 31, 2000. The contemplated sale by PacifiCorp of TPC (including TPC's 66% ownership interest in MHP) to NIPSCO, which is discussed herein in Note 12 to the Consolidated Financial Statements - "Subsequent Events", may trigger these Change of Control incentive payments.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Market Hub Partners Storage, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 1999.

                                   MARKET HUB PARTNERS STORAGE, L.P.

                                   By: MARKET HUB PARTNERS STORAGE, LLC

                                   /s/ JAMES K. ABCOUWER
                                       James K. Abcouwer
                                       Director