Form 10-Q
period 1999-06-30
MARKET HUB PARTNERS STORAGE LP
filed 1999-08-13
CIK 1060240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JUNE 30, 1999 OR

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


                         16420 Park Ten Place, Suite 420
                                 Houston, Texas
                                      77084
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (281) 597-6777
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                       JUNE 30,     DECEMBER 31,
                                                         1999          1998
                                                      ----------    -----------
                                                            (IN THOUSANDS)
                       ASSETS

Current Assets:
   Cash and cash equivalents ......................   $   16,929    $    19,592
   Accounts and notes receivable ..................       13,207         12,453
   Other current assets ...........................          266             74
                                                      ----------    -----------
      Total current assets ........................       30,402         32,119
                                                      ----------    -----------
Property and Equipment:
   Natural gas storage facilities .................      179,736        173,692
   Construction in progress .......................        9,112         12,290
   Less accumulated depreciation ..................      (19,338)       (16,148)
                                                      ----------    -----------
                                                         169,510        169,834

Other Assets ......................................        4,230          4,287
                                                      ----------    -----------
                                                      $  204,142    $   206,240
                                                      ==========    ===========
          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable, trade and other ..............          127          1,483
   Accrued liabilities ............................        5,491          8,644
                                                      ----------    -----------
      Total current liabilities ...................        5,618         10,127
Long-Term Debt ....................................      115,000        115,000
Partners' capital .................................       83,524         81,113
                                                      ----------    -----------
                                                      $  204,142    $   206,240
                                                      ==========    ===========

                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                      -------------------   -------------------
                                      JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
                                        (IN THOUSANDS)          (IN THOUSANDS)
Revenues:
     Salt cavern storage revenues .   $  8,402   $  6,665   $ 16,345   $ 13,169
     Hub services revenues ........        252        197        355      1,341
                                      --------   --------   --------   --------
     Total revenues ...............      8,654      6,862     16,700     14,510
                                      --------   --------   --------   --------
Operating Expense:
     Operations and maintenance ...        773        641      1,464      1,111
     Plant administrative .........         68         24        115        236
     Property taxes ...............        261        247        519        487
     Royalty payments .............       --           68       --          136
     General and administrative ...        725        661      1,803      1,477

     Depreciation and amortization       1,691      1,633      3,365      2,939
                                      --------   --------   --------   --------
     Total operating expenses .....      3,518      3,274      7,266      6,386
                                      --------   --------   --------   --------
Operating income ..................      5,136      3,588      9,434      8,124
Interest expense ..................      2,294      2,100      4,596      3,133
Interest income ...................        294        559        573        766
                                      --------   --------   --------   --------
Net Income Before Extraordinary Item.    3,136      2,047      5,411      5,757
     Extraordinary loss on early
extinguishment of debt ............       --         --         --       (6,702)
                                      --------   --------   --------   --------
Net Income ........................   $  3,136   $  2,047   $  5,411   $   (945)
                                      ========   ========   ========   ========

                See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                  ----------------------
                                                                  JUNE 30,     JUNE 30,
                                                                    1999         1998
                                                                  ---------    ---------
                                                                      (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net income (loss) ........................................   $   5,411    $    (945)
     Adjustments to reconcile net income to cash provided by
       operating activities
         Depreciation and amortization ........................       3,365        2,939
         Extraordinary loss on early extinguishment of debt ...        --          6,702
     Changes in assets and liabilities:
         Increase in accounts receivable ......................        (754)        (986)
         Increase in other current assets .....................        (192)        (870)
         Decrease (increase) in other assets ..................        (118)          10

         Decrease in trade payables and accrued liabilities ...      (4,509)        (203)
         Decrease  in payable to partners, affiliates and
           other ..............................................        --           (943)
                                                                  ---------    ---------
         Net cash provided by operating activities ............       3,203        5,704
                                                                  ---------    ---------
Cash Flows from Investing Activities:
     Capital expenditures .....................................      (2,866)      (7,876)
      Issuance of note to Tioga project .......................        --         (4,500)
                                                                  ---------    ---------
      Net cash used in investing activities ...................      (2,866)     (12,376)
Cash Flows from Financing Activities:
      Issuance of long-term debt (net of expenses of $8,753) ..        --        106,090
      Repayments of long-term debt ............................        --        (53,492)
      Receipt of restricted cash ..............................        --          2,084
      Capital distributions to partners .......................      (3,000)     (18,617)
                                                                  ---------    ---------
           Net cash (used in) provided by financing activities       (3,000)      36,065
                                                                  ---------    ---------
           Net increase (decrease) in cash and cash equivalents      (2,663)      29,393

       Cash and cash equivalents at beginning of period .......      19,592        2,153
                                                                  ---------    ---------
       Cash and cash equivalents at end of period .............   $  16,929    $  31,546
                                                                  =========    =========
Supplementary Disclosure of Cash Flow Information:
        Cash paid for interest (net of amounts capitalized) ...   $   4,596    $    --

                See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                     1999
                                                               ----------------
                                                                (IN THOUSANDS)
Partner Distributions ......................................   $         (3,000)
Net Income .................................................              5,411
                                                               ----------------
Net Increase in Capital ....................................              2,411
Partners' Capital Balance, Beginning of Period .............             81,113
                                                               ----------------
Partners' Capital Balance, End of Period ...................   $         83,524
                                                               ================

                See Notes to Consolidated Financial Statements

                      MARKET HUB PARTNERS STORAGE, L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (ALL AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED)


NOTE 1.     BASIS OF PRESENTATION

      Market Hub Partners Storage, L.P. (the "Company") owns and operates two natural gas market hubs, "Moss Bluff" and "Egan," located near Houston, Texas and in Acadia Parish, Louisiana, respectively, which provide producers, end-users, local distribution companies, pipelines and natural gas marketers with "unbundled" high deliverability storage services, cash market trading, real time title tracking and other hub services. The Company was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly-owned by Market Hub Partners, L.P. ("MHP") through its direct 99.99% limited partner interest and its subsidiary's, Market Hub Partners Storage, L.L.C., .01% general partner interest. Prior to April 1, 1999, MHP was owned by TPC Corporation, a wholly-owned subsidiary of PacifiCorp, and subsidiaries of NiSource (formerly NIPSCO Industries, Inc.), DPL Inc., and Public Service Enterprise Group, Inc.

      On April 1, 1999, NiSource completed its acquisition of TPC Corporation, including its 66% interest in Market Hub Partners, L.P. NiSource currently indirectly owns approximately 77.3% of MHP as a result of the TPC acquisition. The sale may trigger an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other key employees. Upon a change of control under the Executive Employment Agreements, Messrs. Hooker, Clark, Cook, Lorio, Gatewood and Allemandou shall receive an amount equal to 2.0%, 1.25%, 1.25%, 1.0%, 1.0% and 1.0%, respectively, of the increase in value of the Company from January 1, 1998 to the date the change of control occurs, calculated pursuant to the Executive Employment Agreements. The amount of any such payment that may be required has not yet been quantified, but may be material.

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998.

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

      If various conditions are met under the indenture governing the Senior Unsecured Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP. On May 21, 1999, the Company made a restricted payment of $2 million and a permitted distribution of $1 million to MHP.

      REVOLVING CREDIT FACILITY. Pursuant to the indenture for the Senior Unsecured Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of June 30, 1999.

NOTE 3.     LITIGATION

      Mr. Hooker, former Executive Vice President and Chief Operating Officer, filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 269th Judicial District, on May 17, 1999. Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each an officer or key employee of the Company) filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 157th Judicial District, on May 13, 1999. The lawsuits seek payment of amounts allegedly owed to the officers or key employees under their employment agreements with the Company in connection with the NiSource acquisition of the stock of TPC. The amount of any such payments that may be required has not yet been quantified, but may be material. The Company intends to defend all such claims of additional compensation under their employment agreements.

      In November 1998, the Company's Board of Directors elected not to renew the employment contract of Donald B. Russell, President and Chief Executive Officer of the MHP, which expired December 31, 1998. On December 22, 1998, Mr. Russell filed a lawsuit against the Company, TPC, PacifiCorp, and two of the Company's directors, Donald N. Furman and M. Scott Jones, in the 165th Judicial District Court, Harris County, Texas. Mr. Russell alleges he is due additional compensation under the terms of his one-year 1998 Employment Agreement and his 1998 Contingency Payment Agreement, which, along with an additional agreement (collectively, the "1998 Agreements"), Mr. Russell had entered to resolve disputes relating to incentive compensation allegedly due him under the terms of his 1995 Employment Agreement. Mr. Russell seeks incentive compensation of $9 million he alleges he was due under his 1995 Employment Agreement, prejudgment interest and punitive damages. The Company intends to vigorously defend Mr. Russell's claims to additional compensation under the 1998 and 1995 Agreements. The Company is unable to assess the likelihood of an unfavorable outcome or to estimate the amount or range of any possible loss to the Company. The Company believes an adverse outcome of this litigation will not have a material adverse effect on the financial position or cash flow of the Company.

NOTE 4.     SUBSEQUENT EVENTS

      The Company's employment of Mr. David W. Hooker, Executive Vice President and Chief Operating Officer, ceased as of April 20, 1999. On June 21, 1999, Mr. Lorio, an officer of the Company, resigned his employment effective June 25, 1999, citing the lawsuit filed by him as described in Note 3 above. On June 29, 1999, Messrs. Clark, Cook, Gatewood and Allemandou, officers or key employees of the Company, resigned their employment effective July 29, 1999, citing the lawsuit filed by them as described in Note 3 above.

      On July 1, 1999, the Company appointed Frank D'Antuono, acting President and Chief Operating Officer and David Nightingale, Vice President of Operations as officers of the Company.

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of June 30, 1999, working storage capacity was approximately 11.3 billion cubic feet ("Bcf") at Moss Bluff and approximately 11.0 Bcf at Egan, for a total of
22.3 Bcf. At December 31, 1998, working storage capacity was approximately 10.3 Bcf at Moss Bluff and approximately 9.4 Bcf at Egan, for a total storage capacity of 19.7 Bcf. At June 30, 1998, working storage capacity was approximately 9.7 Bcf at Moss Bluff and approximately 8.2 Bcf at Egan, for a total storage capacity of 17.9 Bcf.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for the period ending June 30, 1999 and 1998 (in Bcf's, except for percentages):

                                                           JUNE 30,    JUNE 30,
                                                             1999        1998
                                                           --------    --------
MOSS BLUFF
  Working gas capacity (1) .............................       11.3         9.7
  Average working gas capacity (2) .....................       10.8         9.6
  Leased gas capacity (includes secondary firm*)(1) ....       11.7        10.3
  Percentage of working gas capacity leased (1) ........        104%        106%
  Average leased gas capacity (2) ......................       11.3         9.7

EGAN
  Working gas capacity (1) .............................       11.0         8.2
  Average working gas capacity (2) .....................       10.2         7.4
  Leased gas capacity (includes secondary firm*)(1) ....       10.3         7.9
  Percentage of working gas capacity leased (1) ........         94%         96%
  Average leased gas capacity (2) ......................        9.9         7.1

CONSOLIDATED FACILITY TOTALS
  Working gas capacity (1) .............................       22.3        17.9
  Average working gas capacity (2) .....................       21.0        16.9
  Leased gas capacity (includes secondary firm*)(1) ....       21.6        18.2
  Percentage of working gas capacity leased (1) ........         97%        102%
  Average leased gas capacity (2) ......................       20.9        16.7

(1) As of June 30 of the years indicated.

(2) From January 1 to June 30 of the years indicated.

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

COMPARISON OF SECOND QUARTER 1999 AND SECOND QUARTER 1998

      REVENUES. Revenues for the second quarter of 1999 were $8.7 million compared to $6.9 million for the second quarter of 1998, an increase of $1.8 million, or 26%. This $1.8 million increase is attributable to an increase in salt cavern storage revenues. The increase in salt cavern storage revenues is principally due to an increase in total working storage capacity from 17.9 Bcf at June 30, 1998 to 22.3 Bcf at June 30, 1999.

      OPERATING EXPENSES. Operating expenses were $3.5 million for the second quarter of 1999 compared to $3.3 million for the second quarter of 1998, an increase of $0.2 million, or 6%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

      OPERATING INCOME. As a result of the factors described above, operating income for the second quarter of 1999 increased to $5.1 million from $3.6 million in the second quarter 1998, an increase of $1.5 million, or 42%.

      NET INTEREST EXPENSE. Net interest expense was $2.0 million for the second quarter of 1999 compared to $1.5 million for the second quarter of 1998, an increase of $0.5 million, or 33%. This increase is the result of a decrease in interest income due to a lower cash balance.

COMPARISON OF FIRST SIX MONTHS OF 1999 AND FIRST SIX MONTHS OF 1998

      REVENUES. Revenues for the first six months of 1999 were $16.7 million compared to $14.5 million for the first six months of 1998, an increase of $2.2 million, or 15%. This $2.2 million increase is attributable to a $3.1 million increase in salt cavern storage revenues and to a $0.9 million decrease in hub services revenue. The increase in salt cavern storage revenues is principally due to an increase in working storage capacity from 17.8 Bcf at June 30, 1998 to
22.3 Bcf at June 30, 1999. The decrease in hub service revenues is a result of a mild winter and lack of price volatility.

      OPERATING EXPENSES. Operating expenses were $7.3 million for the first six months of 1999 compared to $6.4 million for the first six months of 1998, an increase of $0.9 million, or 14%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

      OPERATING INCOME. As a result of the factors described above, operating income for the first six months of 1999 increased to $9.4 million from $8.1 million in the first six months 1998, an increase of $1.3 million, or 16%.

      NET INTEREST EXPENSE. Net interest expense was $4.0 million for the first six months of 1999 compared to $2.4 million for the first six months of 1998, an increase of $1.6 million, or 66%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of June 30, 1999.

      CASH FLOWS. Net cash provided by operating activities was $3.2 million for the first six months of 1999 and $5.7 million for the first six months of 1998. The reduction in cash flows from operating activities is primarily due to a decrease in current liabilities during the first six months of 1999.

      Net cash used in investing activities during the first six months of 1999 and 1998 consisted of capital expenditures to increase working gas storage capacity. The Company spent $2.9 million and $7.9 million during the first six months of 1999 and 1998, respectively, relating to the storage capacity expansion program. During the first six months of 1999, working gas storage capacity increased 2.6 Bcf, to 22.3 Bcf from 19.7 Bcf at December 31, 1998. Additionally, in the first six months of 1998, the Company issued a $4.5 million note to an MHP subsidiary for the Tioga project.

      Net cash (used in) provided by financing activities was $(3.0) million during the first six months of 1999 and $36.1 million during the first six months of 1998. During the first quarter of 1998, the Company issued $115 million in aggregate principal amount of Unsecured Notes and used approximately $59.3 million of the proceeds thereof to repay the Secured Notes including accrued interest and prepayment penalties. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $17.6 million to MHP for repayment of certain indebtedness owed to certain limited partners of MHP, including $0.6 million of accrued interest. The Company also received $2,084 of cash that had been restricted under terms of the Old Notes.

      CAPITAL EXPENDITURES. As part of its capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24.0 Bcf, the Company has budgeted for fiscal year 1999 capital expenditures of approximately $4.6 million and $2.6 million for Moss Bluff and Egan, respectively, to increase working gas capacity by a total of 4.3 Bcf, of which 2.6 Bcf has been created in the first six months of 1999. In addition, the Company is anticipating expenditures of $5.2 million in 1999 to drill a fourth cavern well at Moss Bluff. The Company expects to fund these 1999 planned expenditures through cash flows from operations as well as existing balances. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its maintenance capital expenditures for 1999 will be less than $1.5 million. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

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

      With respect to external parties, including vendors and customers, the Company is in the process of surveying the Y2K readiness efforts of critical external parties. Risk assessment is expected to be completed by the end of the third quarter of 1999 and monitoring risk in this area will continue throughout 1999, as many external parties will not have completed their Y2K readiness efforts.

      In addition, the Company is developing contingency plans intended to mitigate possible disruption in business operations that may result from the Y2K issue. Contingency plans may include manual operations of the operating facilities. Once developed, contingency plans will be continually refined as additional information becomes available.

      COST. The Y2K activities and associated costs are being managed within the Company and its total cost relating to Y2K activities is not expected to exceed $200,000 (of which the Company has spent $67,419 as of June 30, 1999).

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      Mr. Hooker, former Executive Vice President and Chief Operating Officer, filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 269th Judicial District, on May 17, 1999. Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each an officer or key employee of the Company) filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 157th Judicial District, on May 13, 1999. The lawsuits seek payment of amounts allegedly owed to the officers or key employees under their employment agreements with the Company in connection with the NiSource acquisition of the stock of TPC. The amount of any such payments that may be required has not yet been quantified, but may be material. The Company intends to defend all such claims of additional compensation under their employment agreements.

      In November 1998, the Company's Board of Directors elected not to renew the employment contract of Donald B. Russell, President and Chief Executive Officer of the MHP, which expired December 31, 1998. On December 22, 1998, Mr. Russell filed a lawsuit against the Company, TPC, PacifiCorp, and two of the Company's directors, Donald N. Furman and M. Scott Jones, in the 165th Judicial District Court, Harris County, Texas. Mr. Russell alleges he is due additional compensation under the terms of his one-year 1998 Employment Agreement and his 1998 Contingency Payment Agreement, which, along with an additional agreement (collectively, the "1998 Agreements"), Mr. Russell had entered to resolve disputes relating to incentive compensation allegedly due him under the terms of his 1995 Employment Agreement. Mr. Russell seeks incentive compensation of $9 million he alleges he was due under his 1995 Employment Agreement, prejudgment interest and punitive damages. The Company intends to vigorously defend Mr. Russell's claims to additional compensation under the 1998 and 1995 Agreements. The Company is unable to assess the likelihood of an unfavorable outcome or to estimate the amount or range of any possible loss to the Company. The Company believes an adverse outcome of this litigation will not have a material adverse effect on the financial position or cash flow of the Company.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

      The Company's employment of Mr. David W. Hooker, Executive Vice President and Chief Operating Officer, ceased as of April 20, 1999. On June 21, 1999, Mr. Lorio, an officer of the Company, resigned his employment effective June 25, 1999, citing the lawsuit filed by him as described in Item 1. On June 29, 1999, Messrs. Clark, Cook, Gatewood and Allemandou, officers or key employees of the Company, resigned their employment effective July 29, 1999, citing the lawsuit filed by them as described in Item 1.

      On July 1, 1999, the Company appointed Frank D'Antuono, acting President and Chief Operating Officer and David Nightingale, Vice President of Operations as officers of the Company.

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

                                          MARKET HUB PARTNERS STORAGE, L.P.

                                          By:  MARKET HUB PARTNERS STORGE, LLC.,
                                                  its general partner

Date: August 13, 1999
                                          By: /S/ JAMES K. ABCOUWER
                                                 Manager