Form 10-Q
period 1999-09-30
MARKET HUB PARTNERS STORAGE LP
filed 1999-11-12
CIK 1060240

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                       PERIOD ENDED SEPTEMBER 30, 1999 OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-51713

                        MARKET HUB PARTNERS STORAGE, L.P.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                        76-0558052
---------------------------------                     ------------------------
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


                                 (281) 597-6777

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

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1999            1998
                                                    ------------    -----------
                                                           (IN THOUSANDS)
                         ASSETS
Current Assets:
      Cash and cash equivalents ...................  $  16,696       $  19,592
      Accounts and notes receivable ...............     13,456          12,453
      Other current assets ........................        200              74
                                                     ---------       ---------
            Total current assets ..................     30,352          32,119
                                                     ---------       ---------
Property and Equipment:
      Natural gas storage facilities ..............    184,454         173,692
      Construction in progress ....................     10,038          12,290
      Less accumulated depreciation ...............    (20,935)        (16,148)
                                                     ---------       ---------
                                                       173,557         169,834
Other Assets ......................................      4,043           4,287
                                                     ---------       ---------
                                                     $ 207,952       $ 206,240
                                                     =========       =========

          LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
     Accounts payable, trade and other .............        35           1,483
     Accrued liabilities ...........................     6,747           8,644
                                                     ---------       ---------
           Total current liabilities ...............     6,782          10,127
Long-Term Debt .....................................   115,000         115,000
Partners' capital ..................................    86,170          81,113
                                                     ---------       ---------
                                                     $ 207,952       $ 206,240
                                                     =========       =========

                 See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------  --------------------------
                                         SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                             1999          1998          1999          1998
                                         ------------  ------------  ------------  ------------
                                               (IN THOUSANDS)               (IN THOUSANDS)
Revenues:
     Salt cavern storage revenues ...      $  8,008      $  7,609        24,353      $ 20,778
     Hub services revenues ..........           242           316           597         1,657
                                           --------      --------      --------      --------
     Total revenues .................         8,250         7,925        24,950        22,435
                                           --------      --------      --------      --------
Operating Expense:
     Operations and maintenance .....           565           556         2,029         1,667
     Plant administrative ...........            89            62           204           298
     Property taxes .................           258           247           777           734
     Royalty payments ...............          --            --            --             136
     General and administrative .....         1,057           842         2,860         2,319
     Depreciation and amortization ..         1,690         1,443         5,055         4,382
                                           --------      --------      --------      --------
     Total operating expenses .......         3,659         3,150        10,925         9,536
                                           --------      --------      --------      --------
Operating income ....................         4,591         4,775        14,025        12,899
Interest expense ....................         2,279         2,174         6,875         5,307
Interest income .....................           334           498           907         1,264
                                           --------      --------      --------      --------
Net Income Before Extraordinary Item          2,646         3,099         8,057         8,856
     Extraordinary loss on early
        extinguishment of debt.......          --            --            --          (6,702)
                                           --------      --------      --------      --------
Net Income ..........................      $  2,646      $  3,099      $  8,057      $  2,154
                                           ========      ========      ========      ========

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                   ---------------------------
                                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                                       1999            1998
                                                                   ------------   ------------
                                                                          (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net income ..............................................      $   8,057       $   2,154
     Adjustments to reconcile net income to cash provided by
        operating activities
         Depreciation and amortization .......................          5,055           4,382
         Extraordinary loss on early extinguishment of debt...           --             6,702
     Changes in assets and liabilities:
         Increase in accounts receivable .....................         (1,003)         (2,158)
         Increase in other current assets ....................           (126)           (807)
         Decrease (increase) in other assets .................            (24)            111
         (Decrease) increase in trade payables and
            accrued liabilities ..............................         (3,345)          1,451
         Decrease  in payable to partners, affiliates and
            other ............................................           --              (943)
                                                                    ---------       ---------
         Net cash provided by operating activities ...........          8,614          10,892
                                                                    ---------       ---------
Cash Flows from Investing Activities:
      Capital expenditures ...................................         (8,510)        (20,282)
      Issuance of note to Tioga project ......................           --            (5,000)
                                                                    ---------       ---------
      Net cash used in investing activities ..................         (8,510)        (25,282)
                                                                    ---------       ---------
Cash Flows from Financing Activities:
      Issuance of long-term debt (net of expenses of $8,753) .                        105,885
      Repayments of long-term debt ...........................                        (53,492)
      Receipt of restricted cash .............................                          2,084
      Capital distributions to partners ......................         (3,000)        (19,617)
                                                                    ---------       ---------
           Net cash (used in) provided by financing activities         (3,000)         34,860
                                                                    ---------       ---------
           Net increase (decrease) in cash and cash
              equivalents ....................................         (2,896)         20,470
       Cash and cash equivalents at beginning of period ......         19,592           2,153
                                                                    ---------       ---------
       Cash and cash equivalents at end of period ............      $  16,696       $  22,623
                                                                    =========       =========
Supplementary Disclosure of Cash Flow Information:
        Cash paid for interest (net of amounts capitalized) ..      $   9,247       $   4,264

                      See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                               1999
                                                        -----------------
                                                         (IN THOUSANDS)

Partner Distributions .................................     $ (3,000)
Net Income ............................................        8,057
                                                            --------
Net Increase in Capital ...............................        5,057
Partners' Capital Balance, Beginning of Period ........       81,113
                                                            --------
Partners' Capital Balance, End of Period ..............     $ 86,170
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

      On April 1, 1999, NiSource completed its acquisition of TPC Corporation, including its 66% interest in Market Hub Partners, L.P. As a result of the TPC acquisition, NiSource increased its ownership of MHP to approximately 77.3%.
The sale may trigger an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other key employees. Upon a change of control under the Executive Employment Agreements, Messrs. Hooker, Clark, Cook, Lorio, Gatewood and Allemandou shall receive an amount equal to 2.0%, 1.25%, 1.25%, 1.0%, 1.0% and 1.0%, respectively, of the increase in value of the Company from January 1, 1998 to the date the change of control occurs, calculated pursuant to the Executive Employment Agreements. The amount of any such payment that may be required has not yet been quantified, but may be material (see Note 3).

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998.

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

      If various conditions are met under the indenture governing the Senior Unsecured Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP. On May 21, 1999, the Company made a restricted payment of $2 million and a permitted distribution of $1 million to MHP.

      REVOLVING CREDIT FACILITY. Pursuant to the indenture for the Senior Unsecured Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of September 30, 1999.

NOTE 3. LITIGATION

      Mr. Hooker, former Executive Vice President and Chief Operating Officer, filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 269th Judicial District, on May 17, 1999. Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each of whom was at that time an officer or key employee of the Company) filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 157th Judicial District, on May 13, 1999. The lawsuits, now consolidated before the 157th Judicial District, seek payment of amounts allegedly owed to the former officers or key employees under their employment agreements with the Company in connection with the NiSource acquisition of the stock of TPC.

      In November 1998, the Company's Board of Directors elected not to renew the employment contract of Donald B. Russell, President and Chief Executive Officer of the MHP, which expired December 31, 1998. On December 22, 1998, Mr. Russell filed a lawsuit against the Company, and certain of its current and former affiliates including MHP and NE Hub Partners L.P. (a subsidiary of MHP), in the 165th Judicial District Court, Harris County, Texas. Mr. Russell alleges he is due additional compensation under the terms of his one-year 1998 Employment Agreement with the Company and MHP and certain other compensation agreements with MHP and NE Hub Partners, L.P. The lawsuit seeks damages and punitive damages for alleged fraud, negligent misrepresentation, and breach of contract with respect to the agreements, including claims for incentive compensation that allegedly became payable upon the NiSource acquisition of the stock of TPC.

      The amount of any such payments that may be required regarding the above lawsuits has not been quantified, but may be material. The Company intends to vigorously defend all such claims of additional compensation. Each of the individual plaintiffs cited in the lawsuits described above is no longer employed by the Company.

NOTE 4. SUBSEQUENT EVENTS

      On November 8, 1999, TPC Corporation, through its wholly-owned subsidiary TPC Gas Storage Service, L.P., acquired from PSEG Resources, Inc. the stock of PSRC I, Inc., including its 5.67% interest in MHP. As a result, NiSource currently indirectly owns approximately 83% of MHP.

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of September 30, 1999, working storage capacity was approximately 11.3 billion cubic feet ("Bcf") at Moss Bluff and approximately 11.1 Bcf at Egan, for a total of 22.4 Bcf. At December 31, 1998, working storage capacity was approximately
10.3 Bcf at Moss Bluff and approximately 9.4 Bcf at Egan, for a total storage capacity of 19.7 Bcf. At September 30, 1998, working storage capacity was approximately 10.3 Bcf at Moss Bluff and approximately 9.3 Bcf at Egan, for a total storage capacity of 19.6 Bcf.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for the period ending September 30, 1999 and 1998 (in Bcf's, except for percentages):

                                                   SEPTEMBER    SEPTEMBER
                                                      1999         1998
                                                   ---------    ---------

MOSS BLUFF
  Working gas capacity (1) ....................       11.3         10.3
  Average working gas capacity (2) ............       10.9          9.9
  Leased gas capacity (includes secondary
    firm *) (1) ...............................       11.4         10.8
  Percentage of working gas capacity leased (1)        101%         105%
  Average leased gas capacity (2) .............       11.2         10.3

EGAN
  Working gas capacity (1) ....................       11.1          9.3
  Average working gas capacity (2) ............       10.3          8.0
  Leased gas capacity (includes secondary
    firm *) (1) ...............................        9.5          8.7
  Percentage of working gas capacity leased (1)         86%          94%
  Average leased gas capacity (2) .............        9.7          7.3

CONSOLIDATED FACILITY TOTALS
  Working gas capacity (1) ....................       22.4         19.6
  Average working gas capacity (2) ............       21.2         17.9
  Leased gas capacity (includes secondary
    firm *) (1) ...............................       20.9         19.5
  Percentage of working gas capacity leased (1)         93%          99%
  Average leased gas capacity (2) .............       20.9         17.6

(1) As of September 30 of the years indicated.
(2) From January 1 to September 30 of the years indicated.

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

COMPARISON OF THIRD QUARTER 1999 AND THIRD QUARTER 1998

      REVENUES. Revenues for the third quarter of 1999 were $8.3 million compared to $7.9 million for the third quarter of 1998, an increase of $0.4 million, or 5%. This $0.4 million increase is attributable to an increase in salt cavern storage revenues. The increase in salt cavern storage revenues is principally due to an increase in total working storage capacity to 22.4 Bcf at September 30, 1999 from 19.6 Bcf at September 30, 1998.

      OPERATING EXPENSES. Operating expenses were $3.7 million for the third quarter of 1999 compared to $3.2 million for the third quarter of 1998, an increase of $0.5 million, or 16%. The increase is a result of accruing for a severance payment to a former officer and increased depreciation related to the Moss Bluff and Egan capacity expansions.

      OPERATING INCOME. As a result of the factors described above, operating income for the third quarter of 1999 decreased to $4.6 million from $4.8 million in the third quarter 1998, a decrease of $0.2 million, or 4%.

      NET INTEREST EXPENSE. Net interest expense was $2.0 million for the third quarter of 1999 compared to $1.7 million for the third quarter of 1998, an increase of $0.3 million, or 18%. This increase is the result of a decrease in interest income due to a lower cash balance.

COMPARISON OF FIRST NINE MONTHS OF 1999 AND FIRST NINE MONTHS OF 1998

      REVENUES. Revenues for the first nine months of 1999 were $25.0 million compared to $22.4 million for the first nine months of 1998, an increase of $2.6 million, or 12%. This $2.6 million increase is attributable to a $3.6 million increase in salt cavern storage revenues and to a $1.0 million decrease in hub services revenue. The increase in salt cavern storage revenues is principally due to an increase in working storage capacity from 19.6 Bcf at September 30, 1998 to 22.4 Bcf at September 30, 1999. The decrease in hub service revenues is a result of a mild winter and lack of price volatility.

      OPERATING EXPENSES. Operating expenses were $10.9 million for the first nine months of 1999 compared to $9.5 million for the first nine months of 1998, an increase of $1.4 million, or 15%. The increase is a result of increased activities at the operating facilities resulting from the storage capacity expansion program.

      OPERATING INCOME. As a result of the factors described above, operating income for the first nine months of 1999 increased to $14.0 million from $12.9 million in the first nine months 1998, an increase of $1.1 million, or 9%.

      NET INTEREST EXPENSE. Net interest expense was $6.0 million for the first nine months of 1999 compared to $4.0 million for the first nine months of 1998, an increase of $2.0 million, or 50%. This increase is the result of issuance of $115 million in aggregate principal amount of the Unsecured Notes in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of September 30, 1999.

      CASH FLOWS. Net cash provided by operating activities was $8.6 million for the first nine months of 1999 and $10.9 million for the first nine months of 1998. The reduction in cash flows from operating activities is primarily due to a decrease in current liabilities during the first nine months of 1999.

      Net cash used in investing activities during the first nine months of 1999 and 1998 consisted of capital expenditures to increase working gas storage capacity. The Company spent $8.5 million and $20.3 million during the first nine months of 1999 and 1998, respectively, relating to the storage capacity expansion program. During the first nine months of 1999, working gas storage capacity increased 2.7 Bcf, to 22.4 Bcf from 19.7 Bcf at December 31, 1998. Additionally, in the first nine months of 1998, the Company issued a $5.0 million note to an MHP subsidiary for the Tioga project.

      Net cash (used in) provided by financing activities was $(3.0) million during the first nine months of 1999 and $34.9 million during the first nine months of 1998. During the first quarter of 1998, the Company issued $115 million in aggregate principal amount of Unsecured Notes and used approximately $59.3 million of the proceeds thereof to repay the Secured Notes including accrued interest and prepayment penalties. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $17.6 million to MHP for repayment of certain indebtedness owed to certain limited partners of MHP, including $0.6 million of accrued interest. The Company also received $2,084 of cash that had been restricted under terms of the Old Notes.

      CAPITAL EXPENDITURES. As part of its capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24.0 Bcf, the Company has budgeted for fiscal year 1999 capital expenditures of approximately $4.6 million and $2.6 million for Moss Bluff and Egan, respectively, to increase working gas capacity by a total of 4.3 Bcf, of which 2.7 Bcf has been created in the first nine months of 1999. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its maintenance capital expenditures for 1999 will be less than $1.5 million of which $920 has been spent in the first nine months of 1999. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

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

      The Y2K issue as it relates to the Company's corporate office management information systems (MIS) has been addressed internally. Progress as to the Y2K issues at both the facility and corporate office are reported periodically to management. The Company has committed resources to conduct risk assessment and to take corrective action, where required, with a target date of becoming Y2K ready early in the fourth quarter of 1999. The Company has completed all of its Y2K readiness work on its critical systems.

      With respect to external parties, including vendors and customers, the Company has surveyed the Y2K readiness efforts of critical external parties. Monitoring risk in this area will continue throughout 1999, as many external parties will not have completed their Y2K readiness efforts.

      In addition, the Company has developed contingency plans to mitigate possible disruption in business operations that may result from the Y2K issue. The contingency plans include manual operations of the operating facilities. The contingency plans may be refined as additional information becomes available.

      COST. The Y2K activities and associated costs are being managed within the Company and its total cost relating to Y2K activities is not expected to exceed $200,000 (of which the Company has spent $135,236 as of September 30, 1999).

      RISKS. The major systems which pose the greatest Y2K risk for the Company if its Y2K plan is not implemented in a timely manner are the flow computers, programmable logic controllers (PLC's) and other control devices that assist in the measurement and compression of natural gas that flows through the pipelines in and out of the Company's caverns. The Company relies on third party suppliers for equipment, natural gas, water, utilities and other key services. Interruption of supplier operations due to Y2K issues could affect the Company's operations. While the Company has evaluated the status of its major suppliers' Y2K readiness efforts and develop contingency plans to manage the risk, it cannot eliminate the potential for disruption due to third party failures.

      The Company is also dependent upon its customers for sales and cash flows. Y2K interruptions in the operations of its customers could result in reduced sales, increased receivable levels and cash flow reductions. The Company has surveyed its customer's Y2K readiness efforts to assess risk and develop plans with an intent to minimize the impact on its operations.

      The Company's ability to meet the projected goals, including the costs of addressing the Y2K issue and the dates upon which compliance will be attained, depends on the Y2K readiness of its key suppliers and customers, the completion of its final remediation and testing efforts. Although these and other unanticipated Y2K issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to estimate the extent of impact at this time, since the contingency plans are still under development.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      Mr. Hooker, former Executive Vice President and Chief Operating Officer, filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 269th Judicial District, on May 17, 1999. Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each of whom was at that time an officer or key employee of the Company) filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc. and Market Hub Partners Storage, L.L.C.) in the District Court of Harris County, Texas, 157th Judicial District, on May 13, 1999. The lawsuits, now consolidated before the 157th Judicial District, seek payment of amounts allegedly owed to the former officers or key employees under their employment agreements with the Company in connection with the NiSource acquisition of the stock of TPC.

      In November 1998, the Company's Board of Directors elected not to renew the employment contract of Donald B. Russell, President and Chief Executive Officer of the MHP, which expired December 31, 1998. On December 22, 1998, Mr. Russell filed a lawsuit against the Company, and certain of its current and former affiliates including MHP and NE Hub Partners L.P. (a subsidiary of MHP), in the 165th Judicial District Court, Harris County, Texas. Mr. Russell alleges he is due additional compensation under the terms of his one-year 1998 Employment Agreement with the Company and MHP and certain other compensation agreements with MHP and NE Hub Partners, L.P. The lawsuit seeks damages and punitive damages for alleged fraud, negligent misrepresentation, and breach of contract with respect to the agreements, including claims for incentive compensation that allegedly became payable upon the NiSource acquisition of the stock of TPC.

      The amount of any such payments that may be required regarding the above lawsuits has not been quantified, but may be material. The Company intends to vigorously defend all such claims of additional compensation. Each of the individual plaintiffs cited in the lawsuits described above is no longer employed by the Company.

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

                                          MARKET HUB PARTNERS STORAGE, L.P.

                                          By: MARKET HUB PARTNERS STORAGE, LLC.,
                                              its general partner

Date: November 12, 1999
                                          By: /s/DONALD K. ELDERT
                                              Manager