Form 10-K405
period 1999-12-31
MARKET HUB PARTNERS STORAGE LP
filed 2000-04-13
CIK 1060240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              ------------------

                                1999 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999

                       Commission file number 333-51713

                      MARKET HUB PARTNERS STORAGE, L.P.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                   76-0558052
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

      16420 Park Ten Place, Suite 420
              Houston, Texas                                  77084
  --------------------------------------                     --------
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

YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 13, 2000, the aggregate market value of the Company's common equity held by non-affiliates was $0.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                      PART I

Item 1.   Business........................................................................................     1
Item 2.   Properties......................................................................................    14
Item 3.   Legal Proceedings...............................................................................    14
Item 4.   Submission of Matters to a Vote of Security Holders.............................................    14

                                                      PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................    15
Item 6.    Selected Financial Data........................................................................    15
Item 7.    Management's Discussion and Analysis of Financial Condition
             And Results of Operations....................................................................    17
Item 7A.   Financial Statements and Supplementary Data....................................................    22
Item 8.    Financial Statements and Supplementary Data....................................................    22
Item 9.    Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosure....................................................................    39

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................    39
Item 11.   Executive Compensation.........................................................................    39
Item 12.   Security Ownership of Certain Beneficial Owners and Management ................................    40
Item 13.   Certain Relationships and Related Transactions.................................................    40

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    40
            Signatures....................................................................................

PART I

ITEM 1.  BUSINESS

                                 THE COMPANY

      Market Hub Partners Storage, L.P., a Delaware limited partnership (the "Company"), is one of the largest owners and operators of high deliverability salt cavern natural gas storage capacity in North America. The Company's Moss Bluff and Egan facilities, located near Houston, Texas, and in Acadia Parish, Louisiana, respectively, are strategically positioned at industry-recognized market hubs near the convergence of major natural gas pipelines and serve as aggregation points for natural gas collected along the Texas and Louisiana Gulf Coast. Both of the Company's facilities have bi-directional interconnects to five pipelines, which form hub and spoke systems and enable the Company to provide its customers with storage and other services that allow better management of their variable gas load requirements. At December 31, 1999, the Company's two facilities maintained approximately 22.7 Bcf (as defined under "--THE NATURAL GAS STORAGE INDUSTRY - DEFINITIONS" in this Item 1) of natural gas working storage capacity, 92% of which was leased under storage contracts with major utilities, pipeline companies, local distribution companies, natural gas producers and natural gas marketers. These storage contracts provide a minimum level of revenue regardless of usage by the customer. The Company supplements these revenues by providing a variety of load management services ("hub services"). For further discussion on revenues and storage services offered, refer to "THE NATURAL GAS STORAGE BUSINESS-DESCRIPTION OF SERVICES".

      The Company was formed on December 31, 1997, under the laws of the State of Delaware. The Company's executive offices are located at 16420 Park Ten Place, Suite 420, Houston, Texas, 77084, and its telephone number is (281) 597-6777.

      The Company is indirectly a wholly-owned subsidiary of Market Hub Partners, L.P. ("MHP"), which was formed in December 1994 by TPC Corporation ("TPC") and subsidiaries of large utility companies, including NiSource Inc. ("NiSource"). TPC contributed to MHP its interest in the market hub assets and facilities, market hub locations, development plans, permits, leases and signed storage service contracts relating to its five market hub projects, including the Moss Bluff and Egan facilities. In addition, MHP's other partners contributed in the aggregate the agreed-upon sum of $45.0 million in cash to MHP over the period from 1994 to July 1996. On January 30, 1998, the Company formed Market Hub Partners Finance, Inc. as a wholly-owned subsidiary.

      On April 1, 1999, NiSource acquired TPC, including its 66% interest in Market Hub Partners, L.P. As a result of the TPC acquisition, NiSource increased its indirect ownership of MHP to approximately 77.3%. In the fourth quarter of 1999, TPC, through its wholly-owned subsidiary, TPC Gas Storage Services, L.P., acquired from PSEG Resources, Inc., the stock of PSRC I, Inc., including its 5.67% interest in MHP and DPL, Inc.'s 17% interest in MHP. As a result, NiSource indirectly owns 100% of MHP as of December 31, 1999.

      The Company's owners currently lease approximately 33% of the Company's storage capacity. The Company leases the remaining storage capacity to third parties under contracts with, among others, subsidiaries or divisions of El Paso Natural Gas Company, UtiliCorp United, Oneok, Inc., Entergy Corp., and Columbia Energy Services. In order to accommodate the current market demand for the Company's services, the Company commenced a capital expenditure program in 1997 to increase working gas capacity with the targeted goal of 12.0 Bcf at each facility (for a combined total of 24.0 Bcf). As of December 31, 1999, working gas capacity at Moss Bluff and Egan was 11.3 Bcf and 11.4 Bcf, respectively, for a combined total of 22.7 Bcf. The Company anticipates achieving its 24 Bcf working gas capacity target by the end of 2000. The Company believes that incremental capacity expansion results in high rates of return due to the relatively low capital expenditures required to add new capacity and deliverability and the relatively low incremental costs associated with operating the new capacity. For further discussion on salt cavern storage and related expansion, refer to "THE NATURAL GAS STORAGE BUSINESS-STORAGE FACILITIES".

      The chart on the following page illustrates the relationships among the Company, its subsidiaries, MHP and MHP's owners.

                   MARKET HUB PARTNERS CORPORATE OWNERSHIP

                                    _________________________________________________________
                                    |                                                       |
                                    |            Subsidiaries of NISOURCE INC.              |
                                    |                                                       |
                                    |_______________________________________________________|
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
                                          |              |                  |
                                          |  Market Hub  |                  |
                                          |Partners, Inc.|                  |
                                          |              |                  |
                                          ----------------                  |
                                                 |                          |
                                           Approximately              Approximately
                                               2% GP                      98% LP
                                                 |                          |
                  ______________________________________________________________________________________________________
                  |                                                                                                    |
                  |                                       Market Hub Partners, L.P.                                    |
                  |                                                                                                    |
                  |____________________________________________________________________________________________________|
                                 |                                          |                                   |
                                100%                                        |                                  100%
                                 |                                          |                                   |
                       ---------------------                                |                                   |
                       |                   |                                |                                   |
                       |Market Hub Partners|                                |                                   |
                       |   Storage, LLC    |                                |                                   |
                       |                   |                                |                                   |
                       ---------------------                                |                                   |
                                 |                                          |                                   |
                             0.01% GP                                    99.99% LP                              |
                                 |                                          |                                   |
---------------------------------|------------------------------------------|-------------------                |
|                                |                                          |                  |                |
|         ____________________________________________________________________________________ |                |
|         |                                                                                  | |                |
|         |                          Market Hub Partners Storage, L.P.                       | |                |
|         |                                                                                  | |                |
|         |__________________________________________________________________________________| |                |
|            |                      |                  |              |                 |      |                |
|           100%                   100%                |             100%               |      |                |
|            |                      |                  |              |                 |      |                |
|            |        ______________________________   |   ________________________     |      |                |
|            |        |                            |   |   |                      |     |      |                |
|            |        |Moss Bluff Hub Partners, LLC|   |   |Egan Hub Partners, LLC|     |      |                |
|            |        |                            |   |   |                      |     |      |                |
|            |        |____________________________|   |   |______________________|     |      |                |
|            |                           |             |                 |              |      |                |
|            |                        0.01% GP     99.99% LP          0.01% GP      99.99% LP  |                |
|            |                           |             |                 |              |      |                |
| __________________________________ _______________________________ _________________________ | ___________________________________
| |                                | |                             | |                       | | |                                 |
| |      Market Hub Partners       | |Moss Bluff Hub Partners, L.P.| |Egan Hub Partners, L.P.| | |Other Subsidiaries, including the|
| |         Finance, Inc           | |                             | |                       | | |    owner of the Tioga Project.  |
| |________________________________| |_____________________________| |_______________________| | |_________________________________|
|                                                                                              |
------------------------------------------------------------------------------------------------

Note: "GP" denotes general partnership interests; "LP" denotes limited           Note: Organizations within dotted lines denote
      partnership interests                                                            public reporting entities

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

      Several types of customers typically utilize salt cavern storage, including local distribution companies, gas-fired electric power plant owners, gas marketing companies, gas producers and gas pipelines. For example, local distribution companies can reduce their costs by maintaining a reserve supply of natural gas at a storage facility. The salt cavern's high deliverability capability allows distribution companies to access supply quickly, eliminating the need to purchase gas on short notice at peak prices. Gas-fired electric power plant owners typically use other sources of supply for baseload demand, but utilize gas storage facilities as "peaking" facilities to rapidly meet short-term surges in demand. Gas marketing companies use salt cavern storage as a tool to maximize arbitrage profits when the total cost of purchasing gas at off-peak times and storing it is less than the price at which they can sell gas during periods of tight supply. Likewise, gas producers can increase profits by storing gas until prices increase, with the advantage of quick access to that stored supply in a salt cavern facility. Finally, salt cavern storage allows gas pipeline companies to increase operating efficiency by physically balancing pipeline receipts and deliveries with the salt cavern's flexible injection and withdrawal capabilities, thereby enabling companies to reduce compressor fuel usage through improved balancing.

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

      MOSS BLUFF FACILITY. The Moss Bluff facility consists of three storage caverns located in Liberty and Chambers Counties near Houston, Texas, and provided approximately 11.3 Bcf of working storage capacity at December 31, 1999. The facility typically provides 10-day withdrawal service (approximately 1,030 MMcf/day) and 20-day injection service (approximately 500 MMcf/day), although it is capable of providing up to approximately 1,200 MMcf/day of withdrawal capacity and additional wheeling capacity of approximately 715 MMcf/day. The Moss Bluff facility occupies what the Company believes to be an ideal location on the pipeline grid, with access to five pipelines, three of which are intrastate and two of which are interstate. The three intrastate pipeline interconnects are with Channel Industries Gas Company ("Channel") (which is owned and operated as two pipelines), MidCon Texas ("MidCon") and Tejas Energy, LLC ("Tejas Energy"). The interstate pipeline interconnects are with Natural Gas Pipeline Company of America ("NGPL") and Texas Eastern Transmission ("TETCO"). The interconnections to Channel, TETCO, MidCon and Tejas Energy are via 4.9 mile dual header system of 16-inch and 20-inch pipe, which runs south from the facility to the main metering facility near the Liberty and Chambers Counties border. The interconnection to NGPL is a 16-inch, 9.7 mile pipe, which was added with the development of the second cavern.

      Operations at the Moss Bluff facility commenced in 1990 with a single storage cavern providing approximately 1.75 Bcf of working storage capacity. With the second and third caverns commencing operations during 1994 and 1995, along with the transfer of the 50% interest of Moss Bluff not already owned by MHP from a third party in 1996, working gas capacity was increased to approximately 7.8 Bcf by the end of 1996. In 1997, the Company commenced construction to expand working gas capacity at Moss Bluff to 12.0 Bcf. During that year, capacity was increased to 9.5 Bcf through the expansion program and by utilizing SMUG (Solution Mining Under Gas) technology; average injection capability was also increased to 475 MMcf/day by placing a fifth compressor in service.

      During 1998, the Company spent $5.2 million for the continued expansion of the Moss Bluff facility to 12.0 Bcf. Working gas capacity was 9.5 Bcf at the beginning of the year and was increased to 10.3 Bcf by the end of 1998. Additionally, the Company added a sixth compressor to the facility, which increased overall average injection capability to approximately 500 MMcf/day. The Company also purchased approximately $2.1 million in pad gas for the Moss Bluff facility during 1998.

      During fiscal year 1999, the Company budgeted approximately $4.6 million in capital expenditures to increase working gas capacity at Moss Bluff to 12.0 Bcf, of which it spent $710. During 1999, working gas capacity increased to 11.3 Bcf. The Company did not purchase any pad gas in 1999 for the Moss Bluff facility.

      EGAN FACILITY. The Egan facility consists of two storage caverns located in Acadia Parish in the south central part of Louisiana that provide the Company with approximately 11.4 Bcf of working gas storage capacity at December 31, 1999. The Egan facility typically provides 10-day withdrawal service (approximately 940 MMcf/day) and 20-day injection service (approximately 500 MMcf/day), although it is capable of providing up to approximately 1,200 MMcf/day of withdrawal capacity and additional wheeling capacity of approximately 835 MMcf/day. Because of the Egan facility's location in the supply area and proximity to the interstate and intrastate pipeline grid, the Company believes the Egan facility is the best located market hub for matching Gulf Coast production to market demand in the midwestern and northeastern United States. The Egan facility provides services to customers on five interstate pipelines: Tennessee Gas Pipeline, Texas Gas Transmission Company, ANR Pipeline

Company ("ANR"), Trunkline Gas Pipeline ("Trunkline") and Columbia Gas Transmission Company ("Columbia Gas"). The Egan facility interconnects to pipelines owned by Tennessee Gas and Texas Gas are via 3.5 miles of 24-inch pipes, to pipelines owned by ANR and Trunkline via 1.5 miles of dual 20-inch pipes and to a Columbia Gas pipeline via 6.7 miles of 24-inch pipe. During 1998, Egan was connected with Conoco's LGS system (an intrastate pipeline) that interconnects with their Acadia plant. This plant, in turn, connects with pipelines owned by Koch Gateway, Columbia Gas and others. The interconnection with Conoco is one-directional, meaning that the gas can only be delivered to Egan.

      Operations at the Egan facility commenced in 1995 with a single storage cavern providing approximately 3.6 Bcf of working gas capacity. The Company implemented a capital expenditure program in 1997 to increase Egan's working gas capacity to 12.0 Bcf. A second cavern well was drilled as part of the expansion program and leaching operations commenced during 1997. At December 31, 1997, total working gas capacity at Egan was 6.5 Bcf. During 1998, the Company placed in operation the second cavern well.

      In 1998, the Company spent $11.5 million for the continued expansion of the Egan facility to 12.0 Bcf. Working gas storage capacity was 6.5 Bcf at the beginning of the year and was increased to 9.4 Bcf by the end of 1998. Additionally, three compressors were added to the Egan facility (bringing the total number of compressors at that facility to seven), which increased overall average injection capability to approximately 500 MMcf/day. The Company also purchased approximately $2.6 million in pad gas for the Egan facility during 1998.

      During fiscal year 1999, the Company budgeted approximately $2.6 million in capital expenditures of which $1.4 million was spent to increase working gas capacity at Egan to 12.0 Bcf. Working gas storage capacity increased 2 Bcf in 1999 for a total working gas capacity of 11.4 Bcf. Additionally, the Company purchased $4.6 million in pad gas for the Egan facility.

      The following table depicts storage system data (as discussed above) for the Company as of December 31, 1999:

                                          MAXIMUM
                                         WITHDRAWAL
                                          CAPACITY
                             MAXIMUM        PLUS
                            INJECTION     WHEELING     ESTIMATED     PROJECTED
                            CAPACITY      CAPACITY    WORKING GAS   IN-SERVICE
                           (MMCF/DAY)    (MMCF/DAY)  STORAGE (BCF)     DATE
                           ----------    ----------  ------------- -------------
EXISTING
Moss Bluff...........           500         1,915         11.3     In Service
Egan.................           500         2,035         11.4     In Service
                             ------        ------       ------
      Subtotal.......         1,000         3,950         22.7
                             ------        ------       ------
PLANNED EXPANSION
Moss Bluff...........           -0-           735          0.7     December 2000
Egan.................           -0-           515          0.6     December 2000
                             ------        ------       ------
      Subtotal.......           -0-         1,250          1.3

Moss Bluff...........           -0-           -0-          4.0     2001-2004
Egan.................           -0-           -0-          4.0     2001-2003
                             ------        ------       ------
      Subtotal.......           -0-           -0-          8.0

            Total....         1,000         5,200         32.0


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

      o LOAN SERVICES. Loaning services involve the loaning of non-critical pad gas and gas that the Company has obtained title to through in-kind fuel payments. The Company enters into loaning transactions only with counterparties it considers creditworthy.

      The Company began offering hub services on an interruptible basis at Moss Bluff in 1994 and at Egan in 1995. Using inventory management techniques common to many producing-manufacturing firms, the Company has developed hub services to enable better management of incremental, unsubscribed and rollover capacity at the operating facilities. Market hub services typically provide higher margins than demand storage; however, the timing of such services is less predictable.

DESCRIPTION OF SIGNIFICANT CONTRACTS

      As of December 31, 1999, Moss Bluff and Egan had 11.4 Bcf and 9.4 Bcf of leased storage capacity, respectively. The following chart sets forth certain terms with respect to firm storage capacity based on the Company's agreements with its most significant customers.

                             MOSS BLUFF FACILITY

                                                                      CAPACITY
                                                       TERMINATION     LEASED
CUSTOMER                                                  DATE       (IN MMcf)
--------                                              -------------  ---------
Northern Indiana Public Service Company............    April 2014       4,000
Oneok..............................................    April 2001       1,500
Energy USA-TPC, formerly TPC Corporation ..........    April 2002       1,100
Aquila Energy Marketing............................    April 2002       1,000
El Paso Energy Marketing...........................  September 2001       500
Channel Industries Gas Company ....................  September 2004       500
TXU Energy Trading.................................    April 2001         500
Western Gas Resources, Inc. (2)....................     July 2000         500
Columbia Energy Services, Inc......................  September 2000       500
Entergy Power Marketing Corporation................     June 2000         500
Marathon...........................................    August 2001        500
Tejas Gas Marketing................................    April 2002         300
                                                                     --------
      MOSS BLUFF TOTAL.............................                    11,400
                                                                     ========

                                EGAN FACILITY

                                                                      CAPACITY
                                                       TERMINATION     LEASED
CUSTOMER                                                  DATE       (IN MMcf)
--------                                              -------------  ---------
Northern Indiana Public Service Company............   April 2016(1)     1,500
Entergy Power Marketing Corporation................    April 2001       1,000
Columbia Energy Services, Inc......................  September 2000     1,000
The East Ohio Gas Company..........................    April 2008         900
The Dayton Power & Light Company...................   October 2000        665
El Paso Energy Marketing...........................    April 2000         500
Energy USA-TPC, formerly TPC Corporation...........    April 2006         500
Energy USA-TPC, formerly TPC Corporation...........  September 2000       500
Aquila Energy Marketing............................   January 2001        500
Western Gas Resources, Inc. (2)....................     May 2000          500
Entergy Power Marketing Corporation................    April 2000         500
Enserch............................................    April 2000         500
All Other Contracts (3 total)......................      Various          850
                                                                     --------
      EGAN TOTAL...................................                     9,415
                                                                     ========

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

MARKETING AND SALES EFFORTS

      GENERAL. The Company targets sales efforts on utilities, pipeline companies, local distribution companies, producers and natural gas marketers. As of December 31, 1999, available capacity at the Moss Bluff and Egan facilities for firm demand contracts was approximately 92% leased. Nonetheless, in light of planned expansions and the expirations of several firm demand contracts in 2000, the Company will continue to market firm storage service. In addition, the Company's increasing sales of hub services have allowed the Company to expand its customer base and maximize inventory value.

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

      The number of natural gas marketers and producers contracting for the Company's services has steadily increased over the last two years. These customers have traditionally purchased under shorter-term contracts of one to three years. However, recent regulatory initiatives designed to encourage greater accountability among the unregulated merchants, such as the imposition of more restrictive balancing and scheduling requirements and larger penalties for noncompliance with such requirements and the gas and electric convergence have made these customers more open to longer-term contracts.

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

      Sandia originally developed technology for the United States Department of Energy for the Strategic Petroleum Reserve, which stores crude oil in salt caverns. As a result of this work, the Company believes Sandia is the leading source in the United States of technology for hydrocarbon storage. Under an agreement with Sandia, TPC receives three-dimensional computer simulation, long-term creep and stress relaxation studies, mineral property testing, linear programming and other advanced support. The Sandia contract was originally entered into in May 1990 for an initial 12 month period and was subsequently amended and extended several times.

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

      o GENERATE STABLE REVENUES AND CASH FLOWS THROUGH DEMAND STORAGE CONTRACTS. The Company's primary source of revenues is demand storage contracts, in which the Company leases storage capacity to customers on a firm basis for periods ranging from slightly less than one year to twenty years. Prices per Mcf of storage capacity and the amount of storage capacity to be leased are generally fixed at the inception of the contract. Accordingly, these storage contracts, which have a remaining weighted average life of approximately 4.3 years as of December 31, 1999, provide a relatively stable source of revenues and cash flows, since the customer is required to pay a minimum level of storage fees regardless of usage. In 1999, approximately 96% of the Company's total revenues were generated from the minimum fees under demand storage contracts.

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

      o CAPITALIZE ON FAVORABLE EXPANSION ECONOMICS BY SELECTIVELY EXPANDING CAPACITY. Due to the favorable economics associated with capacity expansion, the Company evaluates increasing its capacity at its current facilities when it has leased close to 100% of storage capacity and demand for additional capacity remains strong. The Company has previously expanded capacity six times. High rates of return can be achieved on incremental capacity expansion due to the relatively low capital expenditures required to add new capacity and deliverability and the relatively low incremental costs associated with operating this new capacity. Through the end of 1997, the Company spent approximately $158.4 million to develop 16.0 Bcf of storage capacity, which is approximately $9.9 million per Bcf. The $16.7 million that was spent in 1998 to increase working gas capacity by 3.7 Bcf reflects a per Bcf development cost of approximately $4.5 million. In 1999, the Company spent approximately $2.1 million to increase working gas capacity by 3.0 Bcf (for a combined facilities total of 22.7 Bcf), which reflects a per Bcf development cost of approximately $700,000.

      o CONTINUE DEVELOPMENT OF INNOVATIVE TECHNOLOGY TO IMPROVE OPERATING EFFICIENCIES. The Company will continue to focus and develop innovative technologies to increase operating efficiencies. The use of SMUG technology, which allows for the expansion of existing caverns without interrupting operations, provides the Company with what it believes are cost and safety advantages.

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

      In April 1992, the FERC issued its most comprehensive restructuring ruling, Order No. 636, a complex regulation that has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order No. 636 generally required each interstate pipeline company to unbundle its traditional wholesale services and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services and firm and interruptible transportation services) and to adopt a new rate-marketing methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliates made natural gas sales as a merchant in the future, it would do so pursuant to a blanket sales certificate that placed such entity in direct competition with all other sellers pursuant to private contracts. However, pipeline companies were not required by Order No. 636 to remain merchants of natural gas, and many of the interstate pipeline companies have elected to become transporters only. The FERC required that each interstate pipeline company, in an individual restructuring proceeding, set forth in detail its new terms of service in a filing with the FERC. The FERC and the federal appellate courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to the individual interstate pipeline companies. Nevertheless, because the FERC continues to review and modify its open access regulations, the outcome of any such later proceedings and their ultimate impact on the Company's business is uncertain.

      In February 2000, FERC issued the most recent of these open access regulations. This order, Order No. 637, follows on the important restructuring initiatives undertaken in Order No. 636. In Order No. 637, the FERC said that it was seeking to "reconcile the objectives of fostering an efficient market that provides good alternatives to as many shippers as possible while at the same time creating a regulatory framework that is fair and protects captive customers without good alternatives." Among other things, the order removes price ceilings for short-term secondary market capacity release until September 30, 2002, permits pipelines to propose peak/off-peak rates, permits term-differentiated rate structures, revises requirements relating to scheduling procedures, narrows the right of first refusal for pipeline capacity, and changes certain reporting requirements. The order also directs the FERC staff to develop market monitoring capabilities and to conduct further dialogue with industry participants. Because of the newness of Order No. 637, and the fact that a number of industry participants have sought rehearing of portions of the order and thus the order could be modified before becoming final, the ultimate impact of this order on the Company's business is uncertain.

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

      EGAN FACILITY. Egan is an interstate pipeline and storer of natural gas subject to FERC regulation under the NGA and NGPA. In October 1996, Egan received a certificate of public convenience and necessity from the FERC for its storage facility. This certificate grants Egan the authority under Section 7 of the NGA to own and operate its then-existing facilities and to build a second salt cavern storage facility at the Egan site. The FERC subsequently authorized Egan to expand its originally certified facilities. Expansion of the first Egan cavern has been completed up to the capacity allowed by the FERC. Expansion of the second cavern still is underway. However, as of December 31, 1999, the second cavern had been expanded to approximately 80% or more of the capacity certificated by the FERC. Egan's natural gas storage and hub services are offered at market-based rates. Egan was the first hub in the United States with FERC authorization to charge market-based rates for natural gas hub services. Such market-based rate authorization is, however, based upon the FERC's determination, in light of Egan's and its affiliates' activities described in the certificate applications, that Egan is not able to exercise market power in the provision of its services. Such authorization is subject to reexamination in the event a significant change occurs to Egan's market power status; for example, if Egan adds storage capacity or storage caverns beyond the two caverns that are certificated, or an affiliate enters the interstate storage or transportation business, and Egan is required to report to the FERC any such future circumstances that could significantly affect its market power status. Such market-based rate authorization could be limited or revoked prospectively in the event of any such change.

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

      The Company's activities in connection with the operation and construction of pipelines, injection wells, storage caverns and other facilities for storing and transporting natural gas and other products are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the Texas Natural Resource Conservation Commission ("TNRCC"), the Louisiana Office of Conservation, the TRC, the FERC and the Federal Environmental Protection Agency ("EPA"), which can increase the costs of designing, installing and operating such facilities. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution.

      Environmental laws and regulations may require the acquisition of a permit before certain activities may be conducted by the Company. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species or other protected areas. The Company is also subject to other federal, state and local laws covering the handling, storage or discharge of materials used by the Company, or otherwise relating to protection of the environment, safety and health.

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

                                  EMPLOYEES

      As of December 31, 1999, the Company had 34 full-time employees. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be excellent.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The management structure of the Company is the same as that of MHP and of its sole general partner, Market Hub Partners, Inc., a Delaware corporation ("MHP GP"). As of December 31, 1999, NiSource indirectly owns the entire equity interests of MHP and has the right under the Certificate of Incorporation of MHP GP to appoint representatives to its Board of Directors. MHP GP, through its Board of Directors and executive officers, controls the management and affairs of MHP.

      The management structure for MHP GP, MHP and each of MHP's wholly-owned subsidiaries, including Market Hub Partners Finance, Inc. and Market Hub Partners Storage, L.P., Moss Bluff Hub Partners, L.P., Egan Hub Partners, L.P., and their respective general partners (collectively the "MHP Entities") is substantially identical, and the directors and executive officers of MHP GP serve in the same or substantially identical capacities for each of the MHP Entities.

      The following table sets forth certain information as of March 30, 2000 with respect to the managers, directors and executive officers of the MHP
Entities:

NAME                    AGE   POSITION
----                    ---   --------
William A. Lang......    51   President
Robert S. McClain....    50   Vice President and Chief Financial Officer
David J. Nightingale.    42   Vice President of Operations and acting Chief
                               Operating Officer
David A. Loe.........    37   Vice President, Sales and Storage

Mr. Frank D'Antuono, former President and Chief Operating Officer of the Company, resigned his employment effective March 15, 2000. On March 15, 2000, the Company appointed William A. Lang, President and David J. Nightingale, Vice President of Operations and acting Chief Operating Officer.

NAME                    AGE   POSITION
----                    ---   --------
James K. Abcouwer....    46   Director
Donald K. Eldert.....    41   Director
James M. Clarke......    41   Director
William A. Lang......    51   Director


      WILLIAM A. LANG is President and a director of the MHP Entities. He has served as director of the MHP entities since June 1999 and is an appointee of TPC. Mr. Lang is President and Chief Operating Officer of EnergyUSA-TPC Corp. and has held this position since June 1999. Prior to this, Mr. Lang served as Co-Managing Director of Southern Company Energy Marketing, a joint venture of Vastar Resources and The Southern Company. Prior to the formation of the venture, Mr. Lang served as President and Chief Executive Officer of Vastar Gas Marketing, Inc. and as Senior Vice President of Vastar Resources, Inc. Mr. Lang has been an active participant in the natural gas and power industry for 15 years.

      ROBERT S. MCCLAIN is Vice President and Chief Financial Officer of the MHP Entities and has served in this position since December 1999. Additionally, Mr. McClain is the Vice President of Finance, Planning and Control at EnergyUSA-TPC. From 1995 through 1999, Mr. McClain has held various management positions with Coral Energy, an affiliate of Shell Oil Company, which was involved in the trading, marketing and transportation of natural gas and power. From 1990 to 1995, he was Vice President and Chief Financial Officer for Nortech Energy Corp. During the period from 1977 through 1990, he held positions as Vice President and Chief Financial Officer for the Mellon Energy and Wedge Energy group of companies. Mr. McClain has over 25 years of experience in the energy industry.

      DAVID J. NIGHTINGALE is Vice President of Operations of the MHP Entities and has served in this position since July 1999. He is responsible for directing the daily operations of the Moss Bluff and Egan facilities. Prior to joining MHP, Mr. Nightingale was the Vice President of Engineering and Compliance for KN Energy. From 1995 to 1998, he served as Vice President of Environmental, Safety and Health at MidCon Corporation. Mr. Nightingale moved to the parent company, MidCon Corporation, from Natural Gas Pipeline Company of America where he held various field engineering and managerial positions from 1980 to 1993 and served as Director of Operations Support from 1993 to 1995. Mr. Nightingale has spent 20 years in the energy industry. On March 16, 2000, Mr. Nightingale was appointed Vice President and acting Chief Operating Officer of the MHP entities.

      DAVID A. LOE is Vice President of Sales and Storage of the MHP Entities and has served in this position since September 1999. He is responsible for marketing storage services and directing the daily commercial operations of the Moss Bluff and Egan facilities. Prior to joining MHP, Mr. Loe was employed for two years by Noble Gas Marketing. Prior to Noble, he worked at Natural Gas Clearinghouse (now Dynegy) for six years and at Transco for one year.

      JAMES K. ABCOUWER is a director of the MHP Entities. He has served in this capacity since November 1998 and is an appointee of NI Energy Services, Inc., a subsidiary of NiSource Inc. Mr. Abcouwer is Executive Vice President of NI Energy Services, Inc., Chairman of EnergyUSA-TPC Corp. and Senior Vice President of NiSource Inc. He has served in these capacities at NI Energy Services, Inc. and NiSource Inc. since August 1998. Prior thereto, Mr. Abcouwer served as Senior Vice President, Commercial Operations of Northern Indiana Public Service Company, a subsidiary of NiSource Inc., from February 1998 and Vice President and General Manager of Customer Services and Distribution of Northern Indiana from July 1996. From July 1994 to July 1996, Mr. Abcouwer served as Vice President of Gas Supply at Northern Indiana. Prior to joining NiSource/Northern Indiana, Mr. Abcouwer served as Vice President of Natural Gas at GSC Energy.

      DONALD K. ELDERT is a director of the MHP Entities. He has served in this capacity since May 1999 and is an appointee of TPC. Mr. Eldert is currently President of EnergyUSA Commercial Energy Services, Inc. He also serves as Vice President of EnergyUSA, Inc. Prior to this, Mr. Eldert served as Vice President, Finance and Administration, of EnergyUSA, Inc. from June 1998 and as Controller for NI Energy Services, Inc. from December 1996. Prior to joining NiSource/EnergyUSA, Mr. Eldert was a group controller of FMC Corporation, a $5 billion global manufacturer of chemical, machinery and defense-industry products.

      JAMES M. CLARKE is a director of the MHP Entities. He has served in this capacity since May 1999 and is an appointee of TPC. Mr. Clarke is the Risk Management Officer at NiSource. He has been with NiSource since February 1998. Prior to joining NiSource, Mr. Clarke was with a London/Chicago-based investments company acting as Head of Risk and Asset/Liability Management. From 1985 to 1992, Mr. Clarke was a partner and Head of Investments at Antler Partners in Chicago.

ITEM 2.  PROPERTIES

      For information with respect to the Company's natural gas storage facilities, see "THE NATURAL GAS STORAGE BUSINESS" under Item 1 of this Report.

ITEM 3.  LEGAL PROCEEDINGS

      Mr. Hooker, former Executive Vice President and Chief Operating Officer, has filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc., Market Hub Partners Storage, L.L.C. and NiSource Inc.) in the District Court of Harris County, Texas, 269th Judicial District. Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each of whom was at that time an officer or employee of the Company) have filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc., Market Hub Partners Storage, L.L.C. and NiSource Inc.) in the District Court of Harris County, Texas, 157th Judicial District. The lawsuits, now consolidated before the 157th Judicial District, seek payment of amounts allegedly owed to the former officers or employees under their employment agreements with the Company in connection with the NiSource acquisition of the stock of TPC. The Company intends to vigorously defend all such claims for additional compensation. Each of the individual plaintiffs cited in the lawsuits described above is no longer employed by the Company.

      The Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc., Market Hub Partners Storage, L.L.C. and NiSource Inc.) filed a counterclaim on March 24, 2000 against Messrs. Clark, Lorio, Gatewood, Allemandou and Cook in the 157th Judicial District Court of Harris County, Texas. The counterclaim alleges fraud, breach of fiduciary duty and duty of loyalty against Messrs. Clark and Hooker, and alleges civil conspiracy against Messrs. Clark, Lorio, Gatewood, Cook, Allemandou and Hooker.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no submissions of matters to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company does not have any established public trading market for any class of its common equity.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial information for each of the five years in the period ended December 31, 1999 is derived from the Company's audited Consolidated Financial Statements. The audited Consolidated Financial Statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and related notes thereto appear in Item 8 of this Report. Certain amounts from the previous years have been reclassified to conform with the 1999 presentation. Such reclassifications did not affect earnings. The operating data is derived from the historical operating records of the Company. The following summary financial information should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements of the Company and notes thereto and other financial information included elsewhere in this filing.

                       SELECTED HISTORICAL CONSOLIDATED
                            FINANCIAL INFORMATION

              (DOLLARS IN THOUSANDS, EXCEPT FOR OPERATING DATA)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                     1999         1998          1997          1996          1995
                                                                  ---------    ---------     ---------     ---------     ---------
INCOME STATEMENT DATA:
Revenues ......................................................   $  33,555    $  32,154     $  27,486     $  18,586     $   7,874
Operating expenses ............................................      14,323       13,245        13,931        10,171         6,138
                                                                  ---------    ---------     ---------     ---------     ---------
Operating income ..............................................      19,232       18,909        13,555         8,415         1,736

Interest expense ..............................................       9,176        7,557         3,605         2,544           664
Interest income ...............................................       1,246        1,667            99           139            98

Extraordinary item (1) ........................................        --         (6,702)         --            (452)         --
                                                                  ---------    ---------     ---------     ---------     ---------
Net income ....................................................   $  11,302    $   6,317     $  10,049     $   5,558     $   1,170
                                                                  =========    =========     =========     =========     =========
BALANCE SHEET DATA:
Working capital (deficiency) ..................................      23,081    $  21,992     $  (5,355)    $  (6,276)    $  (8,598)
Property and equipment, net ...................................     172,966      169,834       150,004       125,147        84,002
Total assets ..................................................     204,837      206,240       159,887       131,916        88,184
Total debt ....................................................     115,000      115,000        53,492        57,692         9,814
Partners' capital .............................................      84,915       81,113        99,913        68,487        68,994

SELECTED FINANCIAL DATA:
EBITDA (2) ....................................................      26,004    $  24,929     $  18,650     $  12,365     $   3,419
Depreciation and amortization (3) .............................       6,772        6,020         5,095         3,950         1,683
Capital Expenditures ..........................................       9,568       26,950        29,785        37,855        28,487
Ratio of earnings to fixed charges (4) ........................        2.1x         2.4x          3.1x          3.0x          1.5x

OPERATIONAL DATA, UNAUDITED (IN BCF, UNLESS OTHERWISE STATED):
Beginning working gas capacity ................................        19.7         16.0          12.0           7.4           2.8
Ending working gas capacity ...................................        22.7         19.7          16.0          12.0           7.4
Average yearly working gas capacity (5) .......................        21.8         17.6          14.2           9.7           4.4

INCLUDES SECONDARY FIRM CONTRACTS (6):
Beginning leased gas capacity .................................        20.3         15.2          12.0           6.8           2.8
Ending leased gas capacity ....................................        20.8         20.3          15.2          12.0           6.8
Percentage of ending working gas capacity
  leased ......................................................        91.6%       102.7%         94.9%        100.0%         91.8%
Average yearly leased gas capacity (7) ........................        21.2         17.3          13.7           9.0           4.2
Percentage of average working gas capacity
  leased ......................................................          97%        94.6%         96.5%         92.5%         95.5%

EXCLUDING SECONDARY FIRM CONTRACTS (8):
Beginning leased gas capacity .................................        19.2         14.9          12.0           6.8           2.8
Ending leased gas capacity ....................................        20.8         19.2          14.9          12.0           6.8
Percentage of  ending working gas capacity
  leased ......................................................        91.6%        97.1%         93.0%        100.0%         91.8%
Average yearly leased  gas capacity ...........................        21.2         16.6          13.6           9.0           4.2
Percentage of working gas capacity leased .....................          97%        91.0%         95.4%         92.5%         95.5%

Injection capacity (end of year in MMcf) ......................       1,000        1,000           800           600           270
Withdrawal and wheeling capacity (end of year
  in MMcf) ....................................................       3,950        3,950         3,350         2,500         1,650

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's salt cavern storage facilities. The Company has increased capacity at its facilities six times since its inception to meet market demand for storage services. In 1997, the Company implemented a capital expenditures program to increase working gas capacity at its Moss Bluff and Egan facilities to 12.0 Bcf each (for a combined total of 24.0 Bcf). The target completion date for this program is the end of 2000 (for a more detailed discussion on working gas storage capacity expansion, refer to "THE NATURAL GAS STORAGE BUSINESS-STORAGE FACILITIES" in Item 1). Through this capacity expansion program, as well as the transfer of the 50% partner interest in the Moss Bluff facility by a third party to MHP in 1996, the Company has achieved significant growth in its working gas capacity.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for each of the three years in the period ended December 31, 1999 (in Bcf's, except for percentages):

                                                        1999      1998      1997
                                                       ------    ------    ------
MOSS BLUFF
  Working gas capacity (1) .........................     11.3      10.3       9.5
  Average working gas capacity (2) .................     10.8       9.9       8.8
  Leased gas capacity(includes secondary firm)(1) ..     11.4      10.8       9.0
  Percentage of working gas capacity leased (1)  ...    100.9%    104.9%     94.7%
  Average leased gas capacity (2) ..................     11.1       9.7       8.6

EGAN
  Working gas capacity (1) .........................     11.4       9.4       6.5
  Average working gas capacity (2) .................     10.4       8.4       5.5
  Leased gas capacity(includes secondary firm)(1) ..      9.4       9.5       6.2
  Percentage of working gas capacity leased (1)  ...     82.5%    101.1%     95.4%
  Average leased gas capacity (2) ..................      9.4       7.6       5.2

CONSOLIDATED FACILITY TOTALS
  Working gas capacity (1) .........................     22.7      19.7      16.0
  Average working gas capacity (2) .................     21.8      17.6      14.2
  Leased gas capacity(includes secondary firm)(1) ..     20.8      20.3      15.2
  Percentage of working gas capacity leased (1)  ...     91.6%    102.7%     94.9%
  Average leased gas capacity (2) ..................     21.2      17.3      13.7
   Working gas capacity increase from prior year (1)     15.2%     23.1%     33.3%
   Leased gas capacity increase from prior year (1)       2.5%     33.6%     26.7%

(1)   As of December 31 of the years indicated.

(2)   From January 1 to December 31 of the years indicated.


MARKETING AND REVENUE OVERVIEW

      As previously discussed, the Company markets its natural gas storage services to utilities, pipeline companies, local distribution companies and natural gas marketers. Its revenues consist primarily of fees received for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and, in some instances, injection and withdrawal fees for the actual use of the space. A relatively stable source of revenues exists from several long-term, demand charge contracts with customers at the Company's two operating facilities. These contracts provide a minimum level of revenue regardless of usage by the customer. For the years ended December 31, 1999, 1998 and 1997, salt cavern storage revenue (including demand and injection/withdrawal fees) was approximately $32.2 million, $29.0 million and $23.7 million, respectively. Additionally, these revenues accounted for approximately 96%, 90% and 86% of total revenues for those same years, respectively.

      The Company also offers interruptible hub services to its customers. These services include balancing, wheeling, title transfer, imbalance trading and loaning natural gas. The Company is currently using hub services to generate incremental revenue and to provide existing and potential long-term customers with an inexpensive way to incorporate these services into their natural gas portfolios. The Company believes that hub service transactions may lead to additional long-term storage contracts over time. Short-term hub services were provided to over twenty-five customers in 1999. For the three years ended December 31, 1999, 1998 and 1997, hub services generated approximately $1.3 million, $3.1 million and $3.7 million, respectively. This accounted for approximately 4%, 10% and 14% of total revenues, respectively, for those same three years.

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

      The following table sets forth a summary of material income statement line items for the years ended December 31, 1999, 1998, and 1997:

                                                               YEARS ENDED  DECEMBER 31,
                                                                     (IN THOUSANDS)
                                         --------------------------------------------------------------------
                                                 1999                     1998                     1997
                                         --------------------    --------------------    --------------------
Revenues
  Salt cavern storage revenue ........   $ 32,208        96.0%   $ 29,008        90.2%   $ 23,743        86.4%
  Hub service revenue ................      1,347         4.0       2,248         7.0       3,743        13.6
  Other revenue ......................       --          --           898         2.8        --          --
                                         --------    --------    --------    --------    --------    --------
  Total revenue ......................     33,555       100.0%     32,154       100.0%     27,486       100.0%
                                         --------    --------    --------    --------    --------    --------
  Operating expenses .................     14,323        42.7      13,245        41.2      13,931        50.7
  Operating income ...................     19,232        57.3      18,909        58.8      13,555        49.3
  Net interest expense ...............     (7,930)       23.6      (5,890)       18.3      (3,506)       12.8
                                         --------    --------    --------    --------    --------    --------
  Net income before extraordinary item   $ 11,302        33.7%   $ 13,019        40.5%   $ 10,049        36.5%
                                         ========    ========    ========    ========    ========    ========

COMPARISON OF 1999 AND 1998

      REVENUES. Revenues were $33.6 million in 1999 compared to $32.2 million in 1998, an increase of approximately $1.4 million, or 4%. This $1.4 million increase is attributable to a $3.2 million increase in salt cavern storage revenues, offset by a decrease in hub service and other revenues of approximately $1.8 million. The increase in salt cavern storage revenues is due primarily to the 15% increase in total working capacity from 19.7 Bcf at December 31, 1998 to 22.7 Bcf at December 31, 1999. The decrease in hub services revenue can be attributed to the increased utilization of leased capacity by storage service customers, as well as the lack of volatility in the natural gas market. The decrease in other revenues is attributable to the 1998 sale of gas that the Company had obtained title to through in-kind fuel payments.

      OPERATING EXPENSES. Operating expenses were $14.3 million in 1999 compared to $13.2 million in 1998, an increase of approximately $1.1 million, or 8%. Operating expenses increased primarily due to an increase in depreciation of approximately $752,000 resulting from the Company's continuing capital expenditure program begun in 1997 and $221,000 in property tax as a result of additional compressors being added at both facilities.

      OPERATING INCOME. As a result of the factors described above, operating income increased to $19.2 million in 1999 from $18.9 million in 1998, an increase of approximately $0.3 million, or 1.6%. Operating income also decreased as a percentage of total revenues to approximately 57% in 1999 from 59% in 1998.

      NET INTEREST EXPENSE. Net interest expense was approximately $7.9 million for 1999, compared to $5.9 million in 1998, an increase of approximately $2.0 million, or 34%. This increase is primarily the result of having a full twelve months of interest expense from the issuance of $115 million in unsecured senior notes in March 1998.

COMPARISON OF 1998 AND 1997

      REVENUES. Revenues were $32.2 million in 1998 compared to $27.5 million in 1997, an increase of approximately $4.7 million, or 17%. This $4.7 million increase is attributable to a $5.3 million increase in salt cavern storage revenues and an increase of approximately $900,000 in other revenue, offset by a decrease in hub services revenues of approximately $1.5 million. The increase in salt cavern storage revenues is due primarily to the 23% increase in total working capacity from 16.0 Bcf at December 31, 1997 to 19.7 Bcf at December 31, 1998. The increase in other revenues is attributable to the 1998 sale of gas that the Company had obtained title to through in-kind fuel payments. The decrease in hub services revenue can be attributed to the increased utilization of leased capacity by storage service customers, as well as the lack of volatility in the natural gas market.

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

      In March 1998, the Company completed the sale of $115 million of its 8.25% senior unsecured notes due 2008 in a Rule 144A transaction which was subsequently exchanged for substantially identical notes under the Securities Act of 1933 (all such notes being called the "Senior Unsecured Notes"). The net proceeds from the sale were approximately $110.9 million. Proceeds of the placement have been used by the Company to repay the outstanding principal amount, $53.5 million, of 8.10% secured indebtedness (the "Secured Notes"), with accrued interest of $758,000 and prepayment penalties of $5.1 million, and to pay a distribution to MHP in the amount of $17.6 million, which was subsequently used by MHP to repay debt owed by MHP to its partners. In addition, the Company loaned approximately $5.0 million of the net proceeds, at a rate of prime plus 2%, to a subsidiary of MHP to develop another project.

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

      If various conditions are met under the indenture governing the Senior Unsecured Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary items for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP. In the second and fourth quarters of 1999, the Company paid a restricted payment of $2 million and $1.5 million, respectively, and a permitted distribution of $1 million and $3 million, respectively.

      In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Any borrowings under the credit facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any Credit Facility borrowings as of December 31, 1999.

      CASH FLOWS

      COMPARISON OF 1999 AND 1998. Net cash provided by operating activities was $11.5 million in 1999 and $18.7 million in 1998. The decrease in cash flows from operating activities is primarily due to a decrease in current liabilities for the twelve months ending December 31, 1999.

      Net cash used in investing activities in 1999 and 1998 consisted primarily of capital expenditures. The Company spent approximately $9.6 million in 1999 and $27.0 million in 1998 on capital expenditures, the majority of which was used to fund its planned working gas capacity expansion that commenced in 1997. As part of this capital expenditure program, Moss Bluff's capacity was increased from 10.3 Bcf at the end of 1998 to 11.3 Bcf by December 31, 1999; and during that same time period, Egan's capacity increased from 9.4 Bcf to 11.4 Bcf.

      Net cash (used in) provided by financing activities was approximately $(7.5) million in 1999 and $29.4 million in 1998. In 1999, the Company distributed $7.5 million to its partners as discussed above. The primary source of financing during 1998 was the issuance of $115.0 million in Senior Unsecured Notes. As discussed in further detail in Note 6 to the Consolidated Financial Statements--"Long-Term and Other Debt," a portion of the Senior Unsecured Notes proceeds were used to repay secured indebtedness and partner notes, as well as to make capital distributions to the Company's partners.

      COMPARISON OF 1998 AND 1997. Net cash provided by operating activities was $18.7 million in 1998 and $18.1 million in 1997. The increase in cash flows from operating activities is primarily due to an increase in net income before extraordinary items.

      Net cash used in investing activities in 1998 and 1997 consisted primarily of capital expenditures. The Company spent approximately $27.0 million in 1998 and $29.8 million in 1997 on capital expenditures, the majority of which was used to fund its planned working gas capacity expansion that commenced in 1997. As part of this capital expenditure program, Moss Bluff's capacity was increased from 9.5 Bcf at the end of 1997 to 10.3 Bcf by December 31, 1998; and during that same time period, Egan's capacity increased from 6.5 Bcf to 9.4 Bcf.

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

      CAPITAL EXPENDITURES

      As part of its capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24.0 Bcf, the Company spent approximately $710,000 and $1.4 million for Moss Bluff and Egan, respectively, increasing capacity by 3.0 Bcf in 1999. Additionally, the Company purchased $4.6 million in pad gas for the Egan facility. The Company funded these 1999 expenditures through cash flows from operations. The target completion date for this program is the end of 2000. The Company has forecasted for fiscal year 2000 approximately $689,000 and $2.3 million for Moss Bluff and Egan, respectively, to increase working gas capacity to 24 Bcf. The Company anticipates expanding both Moss Bluff and Egan to 16 Bcf each during 2001 through 2004. Capital expenditures associated with this expansion are estimated to be $19 million. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its maintenance capital expenditures for 2000 will be less than $1.5 million. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequently delayed the effective date of this statement with the issuance of SFAS No. 137 in June 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have on the financial statements.

YEAR 2000 COMPLIANCE

      In 1997, the Company initiated a corporate-wide Year 2000 project to address mainframe application systems, information technology (IT) related equipment, system software and client-developed applications. The evaluation of the Year 2000 issues included those related to significant customers, key vendors, service suppliers and other parties material to the Company's operations.

      Remediation and testing of all systems and equipment were completed during 1999. The Company did not experience any Year 2000 problems that significantly affected the operations of the Company. The Company will continue to monitor and assess potential future problems. Total direct costs of resolving the Year 2000 issue with respect to the Company were $154,448.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any material risk exposure to market rate changes that affects market risk sensitive instruments, as interest on all of the Company's material long-term debt accrues interest at a fixed rate. However, the Company is at risk with respect to changes in the fair value of the debt as market interest rates change. See Note 4 to the Consolidated Financial Statements - "Financial Instruments and Off Balance Sheet Risk" included herein for further discussion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
MARKET HUB PARTNERS STORAGE, L.P
 Independent Auditors' Report (Deloitte & Touche, L.L.P.)............................     23
 Consolidated Balance Sheets as of December 31, 1999 and 1998........................     24
 Consolidated Statements of Operations for the three years ended December 31, 1999...     25
 Consolidated Statements of Cash Flows for the three years ended December 31, 1999...     26
 Statements of Partners' Capital for the three years ended December 31, 1999.........     27
 Notes to Consolidated Financial Statements..........................................     28

MARKET HUB PARTNERS FINANCE, INC.
 Independent Auditors' Report (Deloitte & Touche, L.L.P.)............................     35
 Balance Sheets as of December 31, 1999 and 1998.....................................     36

MARKET HUB PARTNERS STORAGE, L.L.C.
 Independent Auditors' Report (Deloitte & Touche, L.L.P.)............................     37
 Balance Sheets as of December 31, 1999 and 1998.....................................     38

                         INDEPENDENT AUDITORS' REPORT

Market Hub Partners Storage, L.P.

We have audited the accompanying consolidated balance sheets of Market Hub Partners Storage, L.P. and subsidiaries (the "Company"), a Delaware Limited Partnership, as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the formation of Market Hub Partners Storage, L.P., which has been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 have been restated as if the formation of the Company had occurred at the beginning of the earliest period presented. In our opinion, such restatement is appropriate and has been properly reflected in the accompanying financial statements.

DELOITTE & TOUCHE, LLP



Houston, Texas
March 27, 2000

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   December 31,
                                                             ----------------------
ASSETS                                                          1999         1998
                                                             ---------    ---------
Current  Assets:
    Cash and cash equivalents ............................   $  14,029    $  19,592
     Accounts  and  notes  receivable ....................      13,802       12,453
     Other current assets ................................         172           74
                                                             ---------    ---------
              Total  Current  Assets .....................      28,003       32,119
                                                             ---------    ---------

Property and Equipment:
      Natural gas storage facilities .....................     195,225      173,692
      Construction in progress ...........................         325       12,290
             Less accumulated  depreciation ..............     (22,584)     (16,148)
                                                             ---------    ---------
                  Net Property and Equipment .............     172,966      169,834
      Other assets .......................................       3,868        4,287
                                                             ---------    ---------

                  Total Assets ...........................   $ 204,837    $ 206,240
                                                             =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
     Accounts payable, Trade and other ...................   $     166    $   1,483
     Accrued interest ....................................       3,151        3,151
     Accrued property tax ................................       1,093          961
     Other accrued liabilities ...........................         512        4,532
                                                             ---------    ---------
              Total Current Liabilities ..................       4,922       10,127
                                                             ---------    ---------

  Long - term debt .......................................     115,000      115,000
  Commitments and Contingencies (see Note 8)
  Partners' Capital ......................................      84,915       81,113
                                                             ---------    ---------

        Total  Liabilities and Partner's Capital..........   $ 204,837    $ 206,240
                                                             =========    =========

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    December 31,
                                                          -------------------------------
                                                            1999       1998        1997
                                                          --------   --------    --------
Revenues:
  Salt cavern storage revenues ........................   $ 32,208   $ 29,008    $ 23,743
  Hub services revenues ...............................      1,347      2,248       3,743
  Other revenues ......................................       --          898        --
                                                          --------   --------    --------
         Total revenues ...............................     33,555     32,154      27,486
                                                          --------   --------    --------
Operating expenses:
  Operations and maintenance ..........................      2,480      2,549       2,196
  Plant administrative ................................        283        353       2,829
  Property taxes ......................................      1,171        950         810
  Royalty payments ....................................       --          136         203
  General and administrative ..........................      3,617      3,237       2,798
  Depreciation and amortization .......................      6,772      6,020       5,095
                                                          --------   --------    --------
              Total operating expenses ................     14,323     13,245      13,931
                                                          --------   --------    --------
                      Operating income ................     19,232     18,909      13,555

Interest expense ......................................      9,176      7,557       3,605
Interest income .......................................      1,246      1,667          99
                                                          --------   --------    --------
Net income before extraordinary item ..................     11,302     13,019      10,049

     Extraordinary loss on early extinguishment of debt       --       (6,702)       --
                                                          --------   --------    --------
Net income ............................................   $ 11,302   $  6,317    $ 10,049
                                                          ========   ========    ========

                 See Notes to Consolidated Financial Statements

                      MARKET HUB PARTNERS STORAGE, L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                         December 31,
                                                                              -----------------------------------
                                                                                1999         1998         1997
                                                                              ---------    ---------    ---------
Cash Flows from Operating Activities:
      Net income ..........................................................   $  11,302    $   6,317    $  10,049

      Adjustments to reconcile net income to net cash provided by
             Operating activities:
             Depreciation and amortization ................................       6,772        6,020        5,095
             Extraordinary loss on early extinguishment of debt ...........        --          6,702         --

      Change in assets and liabilities:
           Increase in accounts receivable ................................      (1,349)      (4,035)        (324)
           Decrease (increase) in other current assets ....................         (98)         (69)         236
           Decrease (increase) in other assets ............................          83           90       (1,366)
           Increase (decrease) in trade payables and other
             accrued liabilities ..........................................      (5,337)       1,188        3,247
           Increase (decrease) in accrued interest payable ................        --          3,151         --
           Increase (decrease) in accrued property tax ....................         132          249          712
           Increase (decrease) in payable to partners, affiliates and other        --           (943)         419
                                                                              ---------    ---------    ---------
           Net cash provided by operating activities ......................      11,505       18,670       18,068
                                                                              ---------    ---------    ---------

Cash Flows from Investing Activities:
       Capital expenditures ...............................................      (9,568)     (26,950)     (29,785)
       Proceeds from the sale of property, plant and equipment ............        --          1,362         --
       Issuance note to Tioga Project .....................................        --         (5,000)        --
                                                                              ---------    ---------    ---------
       Net cash used in investing activities ..............................      (9,568)     (30,588)     (29,785)
                                                                              ---------    ---------    ---------

Cash Flows from Financing Activities:
      Issuance of long-term debt (net of expenses of $4,061
         in 1998) .........................................................        --        110,939         --
      Repayments of long-term debt ........................................        --        (53,492)      (4,200)
      Extraordinary loss on early extinguishment of debt ..................        --         (5,057)        --
      Receipt of restricted cash ..........................................        --          2,084         --
      Capital contribution from partners ..................................        --           --         17,744
      Capital distribution to partners ....................................      (7,500)     (25,117)        --
                                                                              ---------    ---------    ---------
      Net cash provided by (used in) financing activities .................      (7,500)      29,357       13,544
                                                                              ---------    ---------    ---------
      Net increase (decrease) in cash and cash equivalents ................      (5,563)      17,439        1,827
      Cash and cash equivalents at beginning of period ....................      19,592        2,153          326
                                                                              ---------    ---------    ---------
      Cash and cash equivalents at end of period ..........................   $  14,029    $  19,592    $   2,153
                                                                              =========    =========    =========
Supplementary Non-Cash Investing and Financing Activities:
      Non-Cash Capital Contribution .......................................   $    --      $    --      $   3,633

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                     Year Ended December 31,
                                                 --------------------------------
                                                   1999        1998        1997
                                                 --------    --------    --------
Partner Contributions (Distributions) ........   $ (7,500)   $(25,117)   $ 21,377
Net Income ...................................     11,302       6,317      10,049
                                                 --------    --------    --------
Net Increase (Decrease) in Capital ...........      3,802     (18,800)     31,426
Partners' Capital Balance, Beginning of Period     81,113      99,913      68,487
                                                 --------    --------    --------
Partners' Capital Balance, End of Period .....   $ 84,915    $ 81,113    $ 99,913
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

      Market Hub Partners Storage, L.P. (the "Company") was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly-owned by Market Hub Partners, L.P. ("MHP") through its direct 99.99% limited partner interest and its subsidiary's, Market Hub Partners Storage, L.L.C., .01% general partner interest. MHP was owned by TPC Corporation, a wholly-owned subsidiary of Pacificorp, and subsidiaries of NiSource Inc. ("NiSource"), DPL Inc. ("DPL") and Public Service Enterprise Group, Inc. prior to April 1, 1999. As of December 31, 1999, MHP is owned by Tioga Gas Storage Company, TPC Gas Storage Services, L.P., TPC Storage Holding Corp. and NI Energy Services, Inc., all of which are indirect subsidiaries of NiSource Inc. (formerly NIPSCO Industries, Inc.) The Company conducts operations through its wholly-owned subsidiaries, Moss Bluff Hub Partners, L.P. ("Moss Bluff") and Egan Hub Partners, L.P. ("Egan"). On January 30, 1998, the Company formed Market Hub Partners Finance, Inc. as a wholly-owned subsidiary.

      On April 1, 1999, NiSource acquired TPC Corporation (renamed EnergyUSA-TPC Corporation) ("TPC"), including its 66% interest in Market Hub Partners, L.P. As a result of the TPC acquisition, NiSource increased its indirect ownership of MHP to approximately 77.3%. In the fourth quarter of 1999, TPC, through its wholly-owned subsidiary, TPC Gas Storage Services, L.P., acquired from PSEG Resources, Inc., the stock of PSRC I, Inc., including its 5.67% interest in MHP and from DPL, Inc. its 17% interest in MHP. As a result, NiSource indirectly owns 100% of MHP as of December 31, 1999.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The accompanying financial statements include the consolidated financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances among such subsidiaries have been eliminated.

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

                      MARKET HUB PARTNERS STORAGE, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      Interest is capitalized during the construction period of major facilities and amounted to approximately $0.7 million, $1.4 million and $1.1 million in the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company periodically reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. As of December 31, 1999, such reviews have had no impact on the Company's financial statements.

      OTHER ASSETS - Other assets consist primarily of deferred financing fees. The deferred financing fees include legal, placement agency and other services and are being amortized on a straight-line basis over the term of the underlying loan.

      REVENUE RECOGNITION - Salt cavern storage revenues consist of demand charges for the reservation of storage space or the use of injection and withdrawal facilities and usage fees for the actual use of storage space or injection and withdrawal facilities. Demand fees are recognized as revenue over the term of the related storage agreement while usage fees and hub services revenues, which consist of a variety of other storage injection and withdrawal services, are recognized as the services are performed. Other revenue consist of sales of gas that the Company has obtained title to through in-kind fuel payments.

      INCOME TAXES - The Company is a limited partnership and the applicable tax liability or benefit is the responsibility of the individual general or limited partners. The Company's wholly-owned subsidiary, Market Hub Partners Finance, Inc., had no tax liability at the end of 1999 or 1998.

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

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequently delayed the effective date of this statement with the issuance of SFAS No. 137 in June 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have on the financial statements.

                      MARKET HUB PARTNERS STORAGE, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3.  NOTES RECEIVABLE

      Included in the accounts and notes receivable balance at December 31, 1999, is a $5.0 million loan, payable upon demand, bearing interest at prime plus 2%, loaned by the Company during 1998 to a wholly-owned subsidiary of MHP. The loan was used to fund a portion of the pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the loan will be repaid when financing is secured for the project.

NOTE 4.  FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

      The carrying value of the Company's financial instruments with respect to cash and cash equivalents and trade receivables and payables, approximates the fair value of these instruments at December 31, 1999 and 1998.

      The fair value of long-term debt is estimated using discounted cash flow analysis, based on the borrowing rate currently available to the Company for loans with similar terms and maturities. The fair value of such debt was approximately $98.4 million and $104.1 million at December 31, 1999 and 1998, respectively, the carrying value of which was $ 115.0 million for both years.

NOTE 5.  PROPERTY, PLANT & EQUIPMENT

      A summary of property, plant and equipment is provided in the chart below:


                                                         1999             1998
                                                       --------         --------
Natural gas storage facilities ...............         $192,519         $171,219
Land .........................................            2,706            2,473
Construction in progress .....................              325           12,290
                                                       --------         --------
      Total ..................................         $195,550         $185,982
                                                       ========         ========

Depreciation expense was approximately $6.4 million, $5.8 million and $4.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6.  LONG-TERM AND OTHER DEBT

      The following chart sets forth certain terms with respect to long-term obligations owed by the Company, which are also discussed in the paragraphs following the chart:

                                                                 December 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Senior Unsecured Notes, 8.25%, due March 2008 ............   $115,000   $115,000
New Credit Facility, $20.0 million, at prime rate or the
  London Interbank Rate + 2%, expires December 2000 ......       --         --

                                                              115,000    115,000
                                                             --------   --------
Long-term debt ...........................................   $115,000   $115,000
                                                             ========   ========

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

       As a result of the repayment of the Secured Notes, the Company recorded a $6.7 million extraordinary loss. Approximately $5.1 million of the extraordinary loss was a prepayment penalty made to holders of the Secured Notes and $1.6 million was a write-off on unamortized deferred financing costs associated with the Secured

                      MARKET HUB PARTNERS STORAGE, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Notes. In addition, $2.1 million of restricted cash was made available to the Company. Subsequent to the Senior Unsecured Notes issuance, the Company completed an offering to exchange all of the outstanding Senior Unsecured Notes for newly issued notes (the "144A Notes"). The 144A Notes have been registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are otherwise substantially the same in all material respects to the Senior Unsecured Notes surrendered for exchange.

      If various conditions are met under the indenture governing the 144A Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In December 1998, the Company paid a $2.9 million permitted distribution and a restricted payment of $2.1 million to MHP. In the second and fourth quarters of 1999, the Company paid a restricted payment of $2 million and $1.5 million, respectively, and permitted distributions of $1 million and $3 million, respectively, to MHP.

      REVOLVING CREDIT FACILITY. Pursuant to the Indenture governing the 144A Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the credit facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any Credit Facility borrowings as of December 31, 1999, and was in compliance with the terms of the Credit Facility at the end of 1999.

      During the years ended December 31, 1999, 1998 and 1997, the Company paid interest, net of amounts capitalized, of approximately $8.8 million, $4.1 million and $3.4 million, respectively.

NOTE 7.  RELATED PARTY TRANSACTIONS

STORAGE SERVICE CONTRACTS

       The Company is party to storage service contracts with several of MHP's limited partners and their affiliates. Certain summary information with respect to these contracts is provided below:

      ENERGYUSA-TPC CORP. Pursuant to two contracts for gas storage services at each of the Moss Bluff and Egan facilities, revenues recognized by the Company from contracts with TPC were approximately $3,999, $3,618 and $3,733 in 1999, 1998 and 1997, respectively. The contracts related to services at the Moss Bluff facility both terminate in April 2002. At Egan, one of the contracts for services terminates in September 2000, while the other will expire in April 2006. Included in accounts receivable are balances due from TPC of $2,344 and $550 at December 31, 1999 and 1998, respectively.

      NISOURCE INC.. The Company performs storage services under long-term demand contracts as well as various other hub services for Northern Indiana Public Service Company ("NIPSCO"). Under the provisions of the contracts, NIPSCO reimburses the Company for a portion of the property taxes incurred by the Company, which totaled approximately $331, $297 and $265 for the years ended December 31, 1999, 1998 and 1997, respectively. Revenues recognized by the Company in relation to the services performed for NIPSCO pursuant to storage contracts, as well as revenue from hub services, at both the Moss Bluff and Egan facilities totaled $8,744, $8,711 and $8,769 in 1999, 1998 and 1997, respectively. NIPSCO's contract with Moss Bluff terminates in April 2013. The agreement for services at the Egan facility has a primary term expiring in April 2016 but may be terminated by NIPSCO effective April 2006 with 12 months notice. Included in accounts receivable are balances due from NIPSCO of $734 and $725 at December 31, 1999 and 1998, respectively.

      DAYTON POWER AND LIGHT ("DPL"). During fiscal years ended December 31, 1999, 1998 and 1997, the Company performed storage services under long-term demand contracts as well as various other hub services for

                      MARKET HUB PARTNERS STORAGE, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

DPL and its subsidiaries. Revenues recognized by the Company in relation to such services were approximately $1,129, $1,008 and $406 in 1999, 1998 and 1997, respectively. Included in accounts receivable are balances due from DPL and its subsidiaries of approximately $93 and $97 at December 31, 1999 and 1998, respectively. As of December 31, 1999, DPL is no longer considered to be a related party as its ownership interest in the Company was purchased by TPC Gas Storage Services, L.P. in the fourth quarter of 1999 (see Note 1).

      The following chart sets forth terms with respect to firm storage capacity based on the Company's agreements with its related-party customers at December 31, 1999:

                            MOSS BLUFF FACILITY

                                                  CAPACITY
                                                   LEASED
                                                TERMINATION
CUSTOMER (FIRM DEMAND CONTRACTS ONLY)               DATE        (IN MMCF)
-------------------------------------           -----------     ---------
NIPSCO..................................         April 2014         4,000
EnergyUSA-TPC (NiSource)................         April 2002           600
EnergyUSA-TPC (NiSource)................         April 2002           500
                                                                ---------
      MOSS BLUFF TOTAL..................                            5,100
                                                                =========


                                  EGAN FACILITY

                                                  CAPACITY
                                                   LEASED
                                                TERMINATION
CUSTOMER (FIRM DEMAND CONTRACTS ONLY)               DATE        (IN MMCF)
-------------------------------------           -----------     ---------
NIPSCO (1)..............................         April 2016         1,500
EnergyUSA-TPC (NiSource)................       September 2000         500
EnergyUSA-TPC (NiSource)................         April 2006           500
                                                                ---------
   EGAN TOTAL...........................                            2,500
                                                                ---------
   CONSOLIDATED RELATED-PARTY LEASED
   CAPACITY (FIRM DEMAND CONTRACTS ONLY)                            7,600
                                                                =========

(1) This contract has a primary term expiring April 1, 2016 but may be terminated by the customer effective April 1, 2006 on 12 months' notice.

SERVICE AGREEMENTS

      TPC administered the payroll and related benefits on MHP's behalf from its formation through December 31, 1997. These charges were directly charged to MHP based on actual time, salaries of such personnel responsible for field operations and day-to-day management of the Company. Other indirect general and administrative expenses incurred by the Company related to legal, office rent, supplies and other miscellaneous indirect charges were paid by the Company. Salaries and related benefits for the Company were $3,485 for 1997. In addition, TPC under management services agreements provided administrative services (financial, human resources and support) for the Company. Management services agreements charges were $796 for 1997. Management of the Company believes the allocation methods used were reasonable, and such costs of the Company, on a stand alone basis, would not have been materially different from those allocated by TPC. Contracts covering a portion of such services were cancelled by mutual agreement between TPC and MHP effective July 1, 1996, and the TPC employees who were previously involved in providing these services to the Company became employees of the Company at that date. All services provided by TPC to MHP have been allocated to the Company as it is the only operating subsidiary of MHP. These amounts are included in operating and general and administrative expenses in the consolidated statements of operations. All of the contracts for services rendered by TPC were terminated as of December 31,1997.

      During the year ended December 31, 1997, substantially all employees of the Company were eligible to participate in TPC's defined contribution 401(k) plan. The Company's matching contributions to the plan for 1997 are included in the aggregate charges for contractual services provided by TPC.

                      MARKET HUB PARTNERS STORAGE, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8.  COMMITMENTS AND CONTINGENCIES

      LEASES - Effective December 1, 1997, MHP began leasing its main office space in Houston, Texas from a third party. Prior to this time, the Company occupied office space in Houston, Texas leased by a TPC subsidiary from a third party. MHP's total office lease expenses for the years ended December 31, 1999, 1998 and 1997 were $164, $176 and $128, respectively. All such lease expense costs for MHP are included in the financial statements of the Company because it is the only operating subsidiary of MHP. Future minimum rental payments required to be made by MHP under the Houston, Texas office are as follows:

                                            AMOUNT
                                           --------
      2000............................     $    140
      2001............................          140
      2002............................          140
      2003............................            0
      2004............................            0
      Thereafter......................            0
                                           --------
       Total minimum payments required     $    420
                                           ========

      LITIGATION - On April 1, 1999, NiSource acquired TPC, including its interest in Market Hub Partners, L.P. As a result of the TPC acquisition, NiSource increased its indirect ownership of MHP to approximately 77.3%. The sale may have triggered an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other employees. Upon a change of control under such employment agreements, Messrs. Hooker, Clark, Cook, Lorio, Gatewood and Allemandou may have been entitled to receive an amount equal to 2.0%, 1.25%, 1.25%, 1.0%, 1.0% and 1.0%, respectively, of the increase in value of the Company from January 1, 1998 to the date a change of control occurs, calculated pursuant to the employment agreements. The amount of any such payment that may be required has not yet been quantified, but may be material.

      Mr. Hooker, former Executive Vice President and Chief Operating Officer, has filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc., Market Hub Partners Storage, L.L.C. and NiSource Inc.) in the District Court of Harris County, Texas, 269th Judicial District. Messrs. Clark, Lorio, Gatewood, Allemandou and Cook (each of whom was at that time an officer or employee of the Company) have filed a lawsuit against the Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc., Market Hub Partners Storage, L.L.C. and NiSource Inc.) in the District Court of Harris County, Texas, 157th Judicial District. The lawsuits, now consolidated before the 157th Judicial District, seek payment of amounts allegedly owed to the former officers or employees under their employment agreements with the Company in connection with the NiSource acquisition of the stock of TPC. The Company intends to vigorously defend all such claims for additional compensation. Each of the individual plaintiffs cited in the lawsuits described above is no longer employed by the Company. The Company does not believe this matter will have a material adverse effect on the Company's results of operations or cash flows.

      The Company and certain of its affiliates (Market Hub Partners, L.P., Market Hub Partners, Inc., Market Hub Partners Storage, L.L.C. and NiSource Inc.) filed a counterclaim on March 24, 2000 against Messrs. Clark, Lorio, Gatewood, Allemandou and Cook in the 157th Judicial District Court of Harris County, Texas. The counterclaim alleges fraud, breach of fiduciary duty and duty of loyalty against Messrs. Clark and Hooker, and alleges civil conspiracy against Messrs. Clark, Lorio, Gatewood, Cook, Allemandou and Hooker.

NOTE 9.  SIGNIFICANT CUSTOMERS

      SIGNIFICANT CUSTOMERS - Significant customers are those which individually account for more than 10% of the Company's combined revenues. For the year ended December 31, 1999, NIPSCO and TPC accounted for

                      MARKET HUB PARTNERS STORAGE, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

approximately 27% and 12%, respectively, of the Company's total revenues. For the year ended December 31, 1998, NIPSCO, TPC and Aquila accounted for approximately 27%, 11% and 10%, respectively, of the Company's total revenues. For the year ended December 31, 1997, NIPSCO, TPC and Channel Industries Gas Company accounted for approximately 32%, 14%, and 10%, respectively, of the Company's total revenues.

NOTE 10.  EMPLOYEE BENEFITS PLAN

      The Company has adopted a 401(k) savings plan (the "Plan") for all of its employees effective January 1, 1998. Participation in the Plan is optional. Employees are immediately eligible for participation in the Plan on the date they are hired. Employer contributions are equal to 50% of employee contributions up to 6% of participant's elected annual salary deferral contributions subject to certain limitations. Participants vest in Company contributions over a four year period, 0% in the first year, and 33% in each of the three years thereafter. In 1999 and 1998, the Company contributed $44 and $58, respectively, on behalf of Plan participants.

NOTE 11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Results of operations by quarter for the years ended December 31, 1999 and 1998 are set forth in the following table (amounts in thousands):

                                                QUARTER ENDED
                              ------------------------------------------------
                              DECEMBER 31  SEPTEMBER 30   JUNE 30     MARCH 31
                              -----------  ------------   -------     --------
1999
Revenues...................     $ 8,605      $ 8,250      $ 8,654     $ 8,046
Operating income...........       5,207        4,591        5,136       4,298
Income before extraordinary
  item.....................       3,245        2,646        3,136       2,275
Net Income (loss)..........       3,245        2,646        3,136       2,275
                                =======      =======      =======     =======
Working gas capacity (Bcf).        22.7         22.4         22.3        20.8
Leased gas capacity (Bcf)
(excludes secondary firm)..        20.8         20.9         21.6        20.7

1998
Revenues...................     $ 9,719      $ 7,925      $ 6,862     $ 7,648
Operating income...........       6,010        4,775        3,588       4,536
Income before extraordinary
  item.......................     4,163        3,099        2,047       3,710
Net Income (loss)..........       4,163        3,099        2,047      (2,992)
                                =======      =======      =======     =======
Working gas capacity (Bcf).        19.7         19.6         17.9        17.2
Leased gas capacity (Bcf)
(excludes secondary firm)..        19.2         19.0         17.4        14.9

                         INDEPENDENT AUDITORS' REPORT

Market Hub Partners Finance, Inc.

We have audited the accompanying balance sheets of Market Hub Partners Finance, Inc. (a wholly-owned subsidiary of Market Hub Partners Storage, L.P.) (the "Company") as of December 31, 1999 and 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for an opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE, LLP



Houston, Texas
March 27, 2000

                        MARKET HUB PARTNERS FINANCE, INC.
        (A WHOLLY-OWNED SUBSIDIARY OF MARKET HUB PARTNERS STORAGE, L.P.)

                                  BALANCE SHEET

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1999            1998
                                                                   ------------    ------------
Assets .........................................................   $          0    $          0
                                                                   ============    ============
Stockholder's Equity
         Common stock, $.01 par value; 1,000 shares authorized,
           Issued and outstanding ..............................   $         10    $         10
         Additional paid-in capital ............................            990             990
         Contributions receivable from Market Hub Partners, L.P.         (1,000)         (1,000)
                                                                   ------------    ------------
                  Total Stockholder's Equity ...................   $          0    $          0
                                                                   ============    ============

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

                         INDEPENDENT AUDITORS' REPORT

Market Hub Partners Storage, L.L.C.

We have audited the accompanying balance sheets of Market Hub Partners Storage, L.L.C. (a wholly-owned subsidiary of Market Hub Partners, L.P.) (the "Company") as of December 31, 1999 and 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for an opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE, LLP



Houston, Texas
March 27, 2000

                     MARKET HUB PARTNERS STORAGE, L.L.C.
           (A WHOLLY-OWNED SUBSIDIARY OF MARKET HUB PARTNERS, L.P.)

                                BALANCE SHEET

                                                           December 31,   December 31,
                                                               1999           1998
                                                           ------------   ------------
Assets - General partner investment in Market Hub
                Partners Storage, L.P. .................   $     10,000   $     10,000
                                                           ============   ============
Member's Equity ........................................   $     10,000   $     10,000
                                                           ============   ============

Note:

      Market Hub Partners Storage, L.L.C. ("Storage L.L.C."), formed on December 31, 1997, is a wholly-owned subsidiary of Market Hub Partners, L.P. and owns a
 .01% general partner interest in Market Hub Partners Storage, L.P. ("the Company"). The statements of operations, cash flow and changes in member's equity have not been presented because Storage L.L.C. has not had operations other than the equity earnings of the Company, which were deemed immaterial for the years ended December 31, 1999 and 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Refer to Item 1- "DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY" for further discussion.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the compensation paid during the three years ended December 31, 1999, 1998 and 1997, to certain executive officers of the Company whose combined salary and bonus for services rendered to MHP Storage and its subsidiaries for such period exceeded $100,000, or would have exceeded such amount if paid during the full fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                                         -----------------------------
NAME AND PRINCIPAL POSITION                              YEAR    SALARY        BONUS
---------------------------                              ----   --------      --------
Frank M. D'Antuono (1)
     President and Chief Operating Officer ...........   1999   $120,000      $ 25,000
David J. Nightingale (1)
     Vice President, Operations ......................   1999   $ 80,000      $ 25,000
David A. Loe (2)
     Vice President, Sales & Storage .................   1999   $ 80,000      $ 81,172
Anthony J. Clark (3)
     Former Vice President and Chief Financial Officer   1999   $104,641      $183,769
                                                         1998   $140,000      $132,250
                                                         1997   $ 46,668(5)   $ 36,332(5)
Mark Cook (3)
     Former Vice President, Sales ....................   1999   $ 84,615      $433,673(4)
                                                         1998   $120,000      $440,314(4)
                                                         1997   $ 99,712      $365,903(4)

(1) Mr. D'Antuono and Mr. Nightingale's employment with the Company was effective July 1, 1999.
(2) Mr. Loe was appointed Vice President, Sales and Storage effective September 1, 1999; Mr. Loe's bonus includes sales commissions of $48,172 for the period September 1, 1999 through December 31, 1999.
(3) Messrs. Clark and Cook resigned their employment with the Company effective July 1999.
(4)   Includes sales commissions of $433,673, $440,314 and $365,903 for 1999,
      1998 and 1997, respectively.
(5) Salary and bonus information reflects compensation from September 1997, when Mr. Clark joined the Company, through December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The sole general partner of the Company is Market Hub Partners Storage, LLC, a wholly-owned subsidiary of MHP. The sole limited partner of the Company is MHP. The following table sets forth certain information regarding the beneficial ownership of the equity of MHP as of March 15, 2000.

NAME OF BENEFICIAL OWNER                                         PERCENTAGE(1)
------------------------                                         -------------
Tioga Gas Storage Company*..................................              66.0%
TPC Gas Storage Services, L.P.*.............................              17.0%
TPC Storage Holding Corp*...................................               5.7%
NI Energy Services, Inc.*...................................              11.3%
                                                                 -------------
                                                                         100.0%
                                                                 =============
* All of which are subsidiaries of NiSource, Inc..

(1) Includes limited partner interest and proportionate share of general partner interest. The member interests in the general partner of MHP are owned by the partners of MHP proportionately in accordance with their limited partner interests in MHP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer to Notes 3 and 7-to the Consolidated Financial Statements "RELATED PARTY TRANSACTIONS" and "NOTES RECEIVABLE" herein for information regarding certain relationships and related transactions.

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

     (3)    Exhibits

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT

3.1* Certificate of Limited Partnership of Market Hub Partners Storage, L.P., as amended January 30,1998. (Form S-4 (Reg. No. 333-51713), Exh. 3.1)
3.2* Limited Partnership Agreement of Market Hub Partners Storage, L.P., as amended as of December 31, 1997, by and between Market Hub Partners Finance, L.L.C. and Market Hub Partners, L.P. (Form S-4 (Reg. No. 333-51713), Exh. 3.2)
4.1* Indenture dated March 1, 1998 by and among Market Hub Partners Storage, L.P., Market Hub Partners Finance, Inc., the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee. (Form S-4 (Reg. No. 333-51713), Exh. 4.1)
4.2* Note Purchase Agreement dated April 11, 1997 by and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto. (Form S-4 (Reg. No. 333-51713), Exh. 4.3)
4.3* Waiver and Amendment Agreement dated February 11, 1998 and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto of the Note Purchase Agreement dated April 11, 1997. (Form S-4 (Reg. No. 333-51713), Exh. 4.4)
10.1* Assumption Agreement dated March 1, 1998 by and among Market Hub Partners Storage, L.P. and Market Hub Partners Finance, Inc. (Form S-4 (Reg. No. 333-51713), Exh. 10.1)
10.2* Credit Agreement dated April 15, 1998 by and among Market Hub Partners, L.P., the Guarantors party thereto and Bank One, Texas, National Association. (Form S-4 (Reg. No. 333-51713), Exh. 10.2)
12.1        Statement regarding computation of ratios
21.1* Subsidiaries of Market Hub Partners Storage, L.P. (Form S-4 (Reg. No. 333-51713), Exh. 21.1)
24.1        Powers of Attorney.
27.1        Financial Data Schedule.

*           Incorporated by reference.

   (b)            Reports on Form 8-K:

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Market Hub Partners Storage, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2000.

                                     MARKET HUB PARTNERS STORAGE, L.P.

                                     By:  MARKET HUB PARTNERS STORAGE, LLC



                                     /S/ ROBERT S. MCCLAIN
                                     Robert S. McClain
                                     Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Market Hub Partners Storage, L.P., and in the capacities on the date indicated.

     SIGNATURE                          TITLE                                                   DATE
     ---------                          -----                                                   ----
     /S/ WILLIAM A. LANG*               President                                           April 13, 2000
         William A. Lang

     /S/ ROBERT S. MCCLAIN              Vice President and Chief Financial Officer          April 13, 2000
         Robert S. McClain              (Principal Financial and Accounting
                                        Officer)

     /S/ DAVID J. NIGHTINGALE           Vice President, Operations and acting               April 13, 2000
         David J. Nightingale           Chief Operating Officer

     /S/ DAVID A. LOE                   Vice President, Sales and Storage                   April 13, 2000
         David A. Loe

     /S/ JAMES K. ABCOUWER*             Manager                                             April 13, 2000
         James K. Abcouwer

     /S/ DONALD K. ELDERT*              Manager                                             April 13, 2000
         Donald K. Eldert

     /S/ JAMES M. CLARKE*               Manager                                             April 13, 2000
         James M. Clarke

*By: /S/ ROBERT S. MCCLAIN
     (pursuant to a power of
     attorney filed herewith)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES ACT OF 1933 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES ACT OF 1933:

No annual report or proxy material as required to be submitted with this Form 10-K has been sent to the Company's security holders.