Form 10-Q
period 2000-03-31
MARKET HUB PARTNERS STORAGE LP
filed 2000-05-11
CIK 1060240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED MARCH 31, 2000 OR

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

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      MARCH 31,    DECEMBER 31,
                                                        2000          1999
                                                      ---------    ------------
                                                           (IN THOUSANDS)
                       ASSETS

Current Assets:
   Cash and cash equivalents ......................   $  11,480    $     14,029
   Accounts and notes receivable ..................      13,942          13,802
   Other current assets ...........................          93             172
                                                      ---------    ------------
      Total current assets ........................      25,515          28,003
                                                      ---------    ------------
Property and Equipment:
   Natural gas storage facilities .................     195,297         195,225
   Construction in progress .......................         719             325
   Less accumulated depreciation ..................     (23,974)        (22,584)
                                                      ---------    ------------
                                                        172,042         172,966
Other Assets ......................................       3,716           3,868
                                                      ---------    ------------
Total Assets ......................................   $ 201,273    $    204,837
                                                      =========    ============
          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable, trade and other ..............         146             166
   Other accrued liabilities ......................       1,609           4,756
                                                      ---------    ------------
      Total current liabilities ...................       1,755           4,922
Long-Term Debt ....................................     115,000         115,000
Partners' capital .................................      84,518          84,915
                                                      ---------    ------------
Total liabilities and Partner's Capital ...........   $ 201,273    $    204,837
                                                      =========    ============

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                           MARCH 31,   MARCH 31,
                                                             2000        1999
                                                          ---------    ---------
                                                              (IN THOUSANDS)
Revenues:
     Salt cavern storage revenues ....................    $   7,925    $   7,943
     Hub services revenues ...........................          314          103
                                                          ---------    ---------
     Total revenues ..................................        8,239        8,046
                                                          ---------    ---------
Operating Expense:
     Operations and maintenance ......................          548          568
     Plant administrative ............................          130          170
     Property taxes ..................................          315          258
     General and administrative ......................          982        1,078
     Depreciation and amortization ...................        1,465        1,674
                                                          ---------    ---------
     Total operating expenses ........................        3,440        3,748
                                                          ---------    ---------
Operating income .....................................        4,799        4,298
Interest expense .....................................        2,463        2,302
Interest income ......................................          267          279
                                                          ---------    ---------
Net Income ...........................................    $   2,603    $   2,275
                                                          =========    =========

                       See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                               ----------------------
                                                               MARCH 31,    MARCH 31,
                                                                  2000        1999
                                                               ---------    ---------
                                                                   (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net income ............................................   $   2,603    $   2,275
     Adjustments to reconcile net income to cash
     provided by operating activities
         Depreciation and amortization .....................       1,465        1,674
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ........        (140)         867
         Decrease (increase) in other current assets .......          79         (235)
         Decrease in other assets ..........................          77           95
         Decrease in trade payables and accrued liabilities       (3,167)      (7,097)
                                                               ---------    ---------

         Net cash (used in) provided by operating activities         917       (2,421)
                                                               ---------    ---------
Cash Flows from Investing Activities:
     Capital expenditures ..................................        (466)      (1,432)
                                                               ---------    ---------
     Net cash used in investing activities .................        (466)      (1,432)
Cash Flows from Financing Activities:
     Capital distributions to partners .....................      (3,000)        --
                                                               ---------    ---------
     Net cash provided by financing activities .............      (3,000)        --
                                                               ---------    ---------
     Net decrease in cash and cash equivalents .............      (2,549)      (3,853)
     Cash and cash equivalents at beginning of period ......      14,029       19,592
                                                               ---------    ---------
     Cash and cash equivalents at end of period ............   $  11,480    $  15,739
                                                               =========    =========
Supplementary Disclosure of Cash Flow Information:
     Cash paid for interest (net of amounts capitalized) ...   $    --      $    --

                 See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                   2000
                                                            ------------------
                                                              (IN THOUSANDS)
Partner Contributions (Distributions) ...................   $           (3,000)

Net Income ..............................................                2,603
                                                            ------------------
Net Increase (Decrease) in Capital ......................                 (397)

Partners' Capital Balance, Beginning of Period ..........               84,915
                                                            ------------------
Partners' Capital Balance, End of Period ................   $           84,518
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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

NOTE 2.     LONG-TERM DEBT

      SENIOR UNSECURED NOTES - In March 1998, the Company completed the sale of $115 million in 8.25% senior unsecured notes due 2008 (the "Senior Unsecured Notes"). The net proceeds from the sale were approximately $110.9 million. Proceeds of the placement have been used by the Company to repay the outstanding principal amount, $53.5 million, of 8.10% secured indebtedness (the "Secured Notes"), with accrued interest of $758,000 and prepayment penalties of $5.1 million, and to pay a distribution to MHP in the amount of $17.6 million, which was subsequently used by MHP to repay debt owed by MHP to its partners. In addition, the Company loaned approximately $5.0 million of the net proceeds, at a rate of prime plus 2%, to a subsidiary of MHP to develop another project (see
Note 3). The remaining proceeds were used to fund capital expenditures and business operations. Subsequent to the Senior Unsecured Notes issuance, the Company completed an offering to exchange all of the outstanding Senior Unsecured Notes for newly issued notes (the "144A Notes"). The 144A Notes have been registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are otherwise substantially the same in all material respects to the Senior Unsecured Notes surrendered for exchange.

      If various conditions are met under the indenture governing the 144A Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In 1999, the Company paid $4 million in permitted distributions and restricted payments of $3.5 million to MHP. During the first quarter of 2000, the Company paid a dividend payment of $1.0 million and a permitted distribution of $2 million.

      REVOLVING CREDIT FACILITY. Pursuant to the Indenture for the 144A Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of March 31, 2000.

NOTE 3.     NOTES RECEIVABLE

      Included in the accounts and notes receivable balance is a $5 million note, payable on demand, bearing interest at prime plus 2%, issued by the Company to a wholly owned subsidiary of MHP. The note was used to fund a portion of the pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the note will be repaid when financing is secured for the Tioga project.

NOTE 4.     PROPERTY, PLANT AND EQUIPMENT

      Additions, renewals and betterments that materially add to productive capacity or extend the life of an asset are capitalized. Expenditures for routine maintenance, repairs and renewal cost are expensed as incurred.

      Depreciation of storage facilities and equipment is provided using straightline method over estimated useful lives of the assets ranging from 15 to 40 years. Effective January 1, 2000, the Company changed the estimated lives of the caverns from 30 to 40 years. The effect of this change on the quarter ended March 31, 2000 was approximately $153,046.

NOTE 5.     NEW ACCOUNTING PRONOUNCEMENTS

      The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by Financial Accounting Standard No. 137. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. Provisions of Statement No. 133 must be applied to fiscal periods beginning after June 15, 2000. The Company intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement. The Company is in the process of evaluating the impact that this statement will have on its financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1999, and the Company's Consolidated Financial Statements, and the notes thereto, included in Item 1 of this Report.

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of March 31, 2000, working storage capacity was approximately 11.3 billion cubic feet ("Bcf") at Moss Bluff and approximately 11.4 Bcf at Egan, for a total of
22.7 Bcf. Smugging operations have been suspended at both facilities for operational reasons and will re-commence at Moss Bluff and Egan in the second and third quarters of 2000, respectively.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for the period ending March 31, 2000 and 1999 (in Bcf's, except for percentages):

                                                        MARCH 31,    MARCH 31,
                                                          2000         1999
                                                        ---------    ---------
MOSS BLUFF

  Working gas capacity (1) ..........................        11.3         10.8
  Average working gas capacity (2) ..................        11.3         10.6
  Leased gas capacity (1) ...........................        11.4         11.0
  Percentage of working gas capacity leased (1) .....       101.0%       102.0%
  Average leased gas capacity (2) ...................        11.4         10.8

EGAN

  Working gas capacity (1) ..........................        11.4         10.0
  Average working gas capacity (2) ..................        11.4          9.8
  Leased gas capacity (1) ...........................         9.4          9.7
  Percentage of working gas capacity leased (1) .....        82.5%        97.0%
  Average leased gas capacity (2) ...................         9.4          9.7

CONSOLIDATED FACILITY TOTALS

  Working gas capacity (1) ..........................        22.7         20.8
  Average working gas capacity (2) ..................        22.7         20.4
  Leased gas capacity (1) ...........................        20.8         20.7
  Percentage of working gas capacity leased (1) .....        91.6%       100.0%
  Average leased gas capacity (2) ...................        20.8         20.5

(1)   As of March 31 of the years indicated.
(2)   From January 1 to March 31 of the years indicated.

RESULTS OF OPERATIONS

      The Company was formed by MHP on December 31, 1997 to hold the equity interests of Moss Bluff, Egan and their respective general partners.

COMPARISON OF FIRST QUARTER 2000 AND FIRST QUARTER 1999

      REVENUES. Revenues for the first quarter of 2000 were $8.2 million compared to $8.0 million for the first quarter of 1999, an increase of $0.2 million, or 3%. This $0.2 million increase is attributable to an increase in hub service revenues. The increase in hub service revenues is principally due to an increase in the market.

      OPERATING EXPENSES. Operating expenses were $3.4 million for the first quarter of 2000 compared to $3.7 million for the first quarter of 1999, a decrease of $0.3 million, or 8%. The decrease is primary a result of extending the useful life of the caverns from 30 years to 40 years.

      OPERATING INCOME. As a result of the factors described above, operating income for the first quarter of 2000 increased to $4.8 million from $4.3 million in the first quarter 1999, an increase of $0.5 million, or 12%.

      NET INTEREST EXPENSE. Net interest expense was $2.2 million for the first quarter of 2000 compared to $2.0 million for the first quarter of 1999, an increase of $0.2 million, or 10%. This increase is the result of a decrease in capitalized interest due to having a lower construction work in progress balance for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of March 31, 2000.

      CASH FLOWS. Net cash (used in) provided by operating activities was $0.9 million for the first three months of 2000 and ($2.4) million for the first three months of 1999. The increase in cash flows from operating activities is primarily due to an increase in current liabilities during the first quarter of 2000.

      Net cash used in investing activities during the first three months of 2000 and 1999 consisted of capital expenditures to increase working gas storage capacity. The Company spent $0.5 million and $1.4 million during the first three months of 2000 and 1999, respectively, relating to the storage capacity expansion program.

      Net cash (used in) provided by financing activities was ($3.0) million during the first three months of 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $3 million to MHP during the first quarter of 2000.

      CAPITAL EXPENDITURES. As part of its capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24 Bcf, the Company has forecasted for fiscal year 2000 capital expenditures of approximately $689,000 and $2.3 million for Moss Bluff and Egan, respectively, to increase working gas capacity to 24 Bcf. In addition, the Company anticipates expanding both Moss Bluff and Egan to 16 Bcf each during 2001 through 2004. Capital expenditures associated with this expansion are estimated to be $19 million. After this additional capacity has been added, management expects that capital expenditures needed to maintain these facilities will be relatively low. The Company projects that its capital expenditures associated with upgrade and maintenance for 2000 will be less than $1.5 million. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      This Report contains certain forward-looking statements regarding the intent, belief and current expectations of the Company's management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. As further discussed in the Company's annual report on Form 10-K for the year ended December 31, 1999, the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate.

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

                                          MARKET HUB PARTNERS STORAGE, L.P.

                                          By: MARKET HUB PARTNERS STORAGE, LLC.,
                                              its general partner

Date: MAY 11, 2000                        By: /S/  ROBERT S. MCCLAIN
                                              Robert S. McClain
                                              Vice President and Chief
                                              Financial Officer