Form 10-Q
period 2000-06-30
MARKET HUB PARTNERS STORAGE LP
filed 2000-08-11
CIK 1060240

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
(MARK ONE)

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JUNE 30, 2000 OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-51713

                        MARKET HUB PARTNERS STORAGE, L.P.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                            76-0558052
     --------------------------------         ------------------------
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

                                  YES    NO X

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MARKET HUB PARTNERES STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      JUNE 30,      DECEMBER 31,
                                                        2000            1999
                                                     ---------      ------------
                                                            (IN THOUSANDS)

                   ASSETS

Current Assets:
   Cash and cash equivalents .................       $  12,135        $  14,029
   Accounts and notes receivable .............          13,842           13,802
   Other current assets ......................             401              172
                                                     ---------        ---------
      Total current assets ...................          26,378           28,003
                                                     ---------        ---------
Property and Equipment:
   Natural gas storage facilities ............         195,468          195,225
   Construction in progress ..................           1,602              325
   Less accumulated depreciation .............         (25,341)         (22,584)
                                                     ---------        ---------
                                                       171,729          172,966
Other Assets .................................           3,577            3,868
                                                     ---------        ---------
                                                     $ 201,684        $ 204,837
                                                     =========        =========
      LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable, trade and other .........             265              166
   Other accrued liabilities .................           4,769            4,756
                                                     ---------        ---------
      Total current liabilities ..............           5,034            4,922
Long-Term Debt ...............................         115,000          115,000
Partners' capital ............................          81,650           84,915
                                                     ---------        ---------
                                                     $ 201,684        $ 204,837
                                                     =========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                     ------------------  -----------------
                                     JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                      2000      1999      2000      1999
                                     -------   -------   -------   -------
                                       (IN THOUSANDS)      (IN THOUSANDS)

Revenues:
     Salt cavern storage revenues    $ 7,587   $ 8,402   $15,512   $16,345
     Hub services revenues .......       124       252       438       355
                                     -------   -------   -------   -------
     Total revenues ..............     7,711     8,654    15,950    16,700
                                     -------   -------   -------   -------
Operating Expense:
     Operations and maintenance ..       598       773     1,146     1,341
     Plant administrative ........       149        68       279       238
     Property taxes ..............       315       261       630       519
     General and administrative ..       916       725     1,898     1,803
     Depreciation and amortization     1,427     1,691     2,892     3,365
                                     -------   -------   -------   -------
     Total operating expenses ....     3,405     3,518     6,845     7,266
                                     -------   -------   -------   -------
Operating income .................     4,306     5,136     9,105     9,434
Interest expense .................     2,450     2,294     4,913     4,596
Interest income ..................       276       294       543       573
                                     -------   -------   -------   -------
Net Income .......................   $ 2,132   $ 3,136   $ 4,735   $ 5,411
                                     =======   =======   =======   =======

                  See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                               --------------------
                                                               JUNE 30,    JUNE 30,
                                                                 2000        1999
                                                               --------    --------
                                                                  (IN THOUSANDS)
Cash Flows from Operating Activities:
     Net income ............................................   $  4,735    $  5,411
     Adjustments to reconcile net income to cash provided by
     operating activities
         Depreciation and amortization .....................      2,892       3,365
     Changes in assets and liabilities:
         Increase in accounts receivable ...................        (40)       (754)
         Increase in other current assets ..................       (229)       (192)
         Decrease (increase) in other assets ...............        156        (118)
         Increase (decrease) in trade payables and accrued
         liabilities .......................................        112      (4,509)
                                                               --------    --------
         Net cash provided by operating activities .........      7,626       3,203
                                                               --------    --------
Cash Flows from Investing Activities:
     Capital expenditures ..................................     (1,520)     (2,866)
                                                               --------    --------
      Net cash used in investing activities ................     (1,520)     (2,866)
Cash Flows from Financing Activities:
      Capital distributions to partners ....................     (8,000)     (3,000)
                                                               --------    --------
           Net cash (used in) financing activities .........     (8,000)     (3,000)
                                                               --------    --------
           Net (decrease) in cash and cash equivalents .....     (1,894)     (2,663)
       Cash and cash equivalents at beginning of period ....     14,029      19,592
                                                               --------    --------
       Cash and cash equivalents at end of period ..........   $ 12,135    $ 16,929
                                                               ========    ========

Supplementary Disclosure of Cash Flow Information:

        Cash paid for interest (net of amounts capitalized)    $  4,913    $  4,596

                  See Notes to Consolidated Financial Statements

                        MARKET HUB PARTNERS STORAGE, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                   (UNAUDITED)


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                                    2000
                                              ----------------
                                               (IN THOUSANDS)

Partner (Distributions) ......................   $ (8,000)
Net Income ...................................      4,735
                                                 --------
Net Decrease in Capital ......................     (3,265)
Partners' Capital Balance, Beginning of Period     84,915
                                                 --------
Partners' Capital Balance, End of Period .....   $ 81,650
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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments (all of which are normal and recurring) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the six months ended June 30, 2000 and 1999.

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

      If various conditions are met under the indenture governing the 144A Notes (the "Indenture"), the Company may make certain distributions. As permitted by the Indenture, the Company distributed $2.5 million to MHP in 1998. In addition, the Indenture allows the Company to make permitted distributions not to exceed, in the aggregate, 35% of net income before extraordinary item for any period, as well as restricted payments not to exceed, in the aggregate, 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available next preceding the date the restricted payment is made and the permitted distribution amount for that same period. In 1999, the Company paid $4 million in permitted distributions and restricted payments of $3.5 million to MHP. During the first and second quarters of 2000, the Company paid dividend payments of $1.0 million and $0.8 million, respectively and permitted distributions of $2 million and $4.2 million, respectively.

      REVOLVING CREDIT FACILITY. Pursuant to the Indenture for the 144A Notes, the Company is allowed to execute a revolving credit facility. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of June 30, 2000.

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

      Depreciation of storage facilities and equipment is provided using straightline method over estimated useful lives of the assets ranging from 15 to 40 years. Effective January 1, 2000, the Company changed the estimated lives of the caverns from 30 to 40 years. The effect of this change for the three and six months ended June 30, 2000 was approximately $264,000 and $473,000, respectively.

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

CAPACITY EXPANSIONS

      The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities. As of June 30, 2000, working storage capacity was approximately 11.3 billion cubic feet ("Bcf") at Moss Bluff and approximately 11.4 Bcf at Egan, for a total of
22.7 Bcf. Smugging operations were suspended at both facilities for operational reasons during the first quarter and re-commenced at Moss Bluff and Egan in the second and third quarters of 2000, respectively.

      Below is a chart depicting the growth in both working and leased gas capacity at each of the facilities for the period ending June 30, 2000 and 1999 (in Bcf's, except for percentages):

                                                   JUNE 30,     JUNE 30,
                                                     2000         1999
                                                 ------------ ------------
MOSS BLUFF
  Working gas capacity (1)..................         11.3         11.3
  Average working gas capacity (2)..........         11.3         10.8
  Leased gas capacity (1)...................         11.4         11.7
  Percentage of working gas capacity leased (1)       101%         104%
  Average leased gas capacity (2)...........         11.4         11.3

EGAN
  Working gas capacity (1)..................         11.4         11.0
  Average working gas capacity (2)..........         11.4         10.2
  Leased gas capacity (1)...................          8.9         10.3
  Percentage of working gas capacity leased (1)        78%          94%
  Average leased gas capacity (2)...........          9.2          9.9

CONSOLIDATED FACILITY TOTALS
  Working gas capacity (1)..................         22.7         22.3
  Average working gas capacity (2)..........         22.7         21.0
  Leased gas capacity (1)...................         20.3         21.6
  Percentage of working gas capacity leased (1)        89%          97%
  Average leased gas capacity (2)...........         20.6         20.9

(1)   As of June 30 of the years indicated.
(2)   From January 1 to June 30 of the years indicated.

RESULTS OF OPERATIONS

      The Company was formed by MHP on December 31, 1997 to hold the equity interests of Moss Bluff, Egan and their respective general partners.

COMPARISON OF SECOND QUARTER 2000 AND SECOND QUARTER 1999

      REVENUES. Revenues for the second quarter of 2000 were $7.7 million compared to $8.7 million for the second quarter of 1999, a decrease of $1.0 million, or 11%. This decrease is primarily due to a $800,000 decrease in demand revenues as a result of having a lower leased capacity at Egan.

      OPERATING EXPENSES. Operating expenses were $3.4 million for the second quarter of 2000 compared to $3.5 million for the second quarter of 1999, a decrease of $0.1 million, or 3%. The decrease is primarily a result of extending the estimated depreciable lives of the caverns from 30 years to 40 years.

      OPERATING INCOME. As a result of the factors described above, operating income for the second quarter of 2000 decreased to $4.3 million from $5.1 million in the second quarter 1999, a decrease of $0.8 million, or 16%.

      NET INTEREST EXPENSE. Net interest expense was $2.2 million for the second quarter of 2000 compared to $2.0 million for the second quarter of 1999, an increase of $0.2 million, or 10%. This increase is the result of a decrease in capitalized interest due to having a lower construction work in progress balance for the second quarter of 2000.

COMPARISON OF FIRST SIX MONTHS OF 2000 AND FIRST SIX MONTHS OF 1999

      REVENUES. Revenues for the first six months of 2000 were $16.0 million compared to $16.7 million for the first six months of 1999, a decrease of $0.7 million, or 4%. This $700,000 decrease is attributable to a $833,000 decrease in salt cavern storage revenues and a $83,000 increase in hub services revenue. The decrease in salt cavern storage revenues is principally due to a decrease in leased gas capacity at Egan from 10.3 Bcf at June 30, 1999 to 8.9 Bcf at June 30, 2000. The increase in hub service revenues is a result of the market.

      OPERATING EXPENSES. Operating expenses were $6.8 million for the first six months of 2000 compared to $7.3 million for the first six months of 1999, a decrease of $0.5 million, or 7%. The decrease is a result of extending the estimated depreciable lives of the caverns from 30 to 40 years.

      OPERATING INCOME. As a result of the factors described above, operating income for the first six months of 2000 decreased to $9.1 million from $9.4 million in the first six months of 1999, a decrease of $0.3 million, or 3%.

      NET INTEREST EXPENSE. Net interest was $4.4 million for the first six months of 2000 compared to $4.0 million for the first six months of 1999, an increase of $0.4 million, or 10%. This increase is the result of a decrease in capitalized interest due to having a lower construction work in progress balance for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      GENERAL. In April 1998, the Company executed a credit facility (the "Credit Facility") with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of June 30, 2000.

      CASH FLOWS. Net cash provided by operating activities was $7.6 million for the first six months of 2000 and $13.2 million for the first six months of 1999. The increase in cash flows from operating activities is primarily due to a decrease in trade payables and accrued liabilities during the first six months of 2000.

      Net cash used in investing activities during the first six months of 2000 and 1999 consisted of capital expenditures to increase working gas storage capacity. The Company spent $1.5 million and $2.9 million during the first six months of 2000 and 1999, respectively, relating to the storage capacity expansion program.

      Net cash used in financing activities was $8.0 million during the first six months of 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company distributed $8 million to MHP during the first six months of 2000.

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

      PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      On April 1, 1999, NiSource acquired TPC Corporation ("TPC"), including its interest in Market Hub Partners, L.P. As a result of the TPC acquisition, NiSource increased its indirect ownership of MHP to approximately 77.3%. The sale may have triggered an obligation of the Company to make certain change of control incentive payments under the Company's employment agreements with its executive officers and certain other employees. Upon a change of control under such employment agreements, Messrs. Hooker, Clark, Cook, Lorio, Gatewood and Allemandou may have been entitled to receive an amount equal to 2.0%, 1.25%, 1.25%, 1.0%, 1.0% and 1.0%, respectively, of the increase in value of the Company from January 1, 1998 to the date a change of control occurs, calculated pursuant to the employment agreements. The amount of any such payment that may be required has not yet been quantified, but may be material.

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

                                          MARKET HUB PARTNERS STORAGE, L.P.

                                          By:  MARKET HUB PARTNERS STORGE, LLC.,
                                               its general partner

Date:   AUGUST 11, 2000
                                          By: /s/ ROBERT S. MCCLAIN
                                                  Robert S. McClain
                                                  Vice President and Chief
                                                  Financial Officer