Form 10-Q
period 2000-09-30
MARKET HUB PARTNERS STORAGE LP
filed 2000-11-13
CIK 1060240

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000            Commission File Number 333-51713

                        MARKET HUB PARTNERS STORAGE, L.P.
             (Exact name of Registrant as Specified in its Charter)


                  Delaware                                76-0558052
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

                              5400 Westheimer Court
                                  P.O. Box 1642
                             Houston, TX 77251-1642
                    (Address of Principal Executive Offices)
                                   (Zip code)

                                  713-627-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                        MARKET HUB PARTNERS STORAGE, L.P.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMEBER 30, 2000
                                      INDEX

Item                                                                                                      Page
----                                                                                                      ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
     Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999.......1
     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.............2
     Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..............................3
     Notes to Consolidated Financial Statements..............................................................4
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...................5

                           PART II. OTHER INFORMATION
1.   Legal Proceedings.......................................................................................7
6.   Exhibits and Reports on Form 8-K........................................................................7

     Signatures..............................................................................................8


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)

                                               Three Months Ended                       Nine Months Ended
                                                 September 30,                            September 30,
                                      -------------------------------------    -------------------------------------
                                            2000                1999                 2000                1999
                                      -----------------   -----------------    -----------------   -----------------
Operating Revenues
      Salt cavern storage revenues             $ 7,108             $ 8,008             $ 22,620            $ 24,353
      Hub service revenues                         801                 242                1,239                 597
                                      -----------------   -----------------    -----------------   -----------------
           Total operating revenues              7,909               8,250               23,859              24,950
                                      -----------------   -----------------    -----------------   -----------------

Operating Expenses
      Operation and maintenance                  1,326               1,711                4,649               5,093
      Depreciation and amortization              1,602               1,690                4,494               5,055
      Property and other taxes                     315                 258                  945                 777
                                      -----------------   -----------------    -----------------   -----------------
           Total operating expenses              3,243               3,659               10,088              10,925
                                      -----------------   -----------------    -----------------   -----------------

Operating Income                                 4,666               4,591               13,771              14,025

Other Income and Expenses                          284                 334                  827                 907
                                      -----------------   -----------------    -----------------   -----------------

Earnings Before Interest                         4,950               4,925               14,598              14,932

Interest Expense                                 2,442               2,279                7,355               6,875
                                      -----------------   -----------------    -----------------   -----------------

Net Income                                     $ 2,508             $ 2,646              $ 7,243             $ 8,057
                                      =================   =================    =================   =================

                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                      ---------------------------
                                                                        2000               1999
                                                                      -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $ 7,243             $ 8,057
      Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                          4,494               5,055
                 Net change in current assets and liabilities          (3,339)             (4,498)
                                                                      -------             -------
                      Net cash provided by operating activities         8,398               8,614
                                                                      -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                              (2,347)             (8,510)
                                                                      -------             -------
                      Net cash used in investing activities            (2,347)             (8,510)
                                                                      -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Distributions to partners                                        (9,500)             (3,000)
                                                                      -------             -------
                      Net cash used in financing activities            (9,500)             (3,000)
                                                                      -------             -------

      Net change in cash and cash equivalents                          (3,449)             (2,896)

      Cash and cash equivalents at beginning of period                 14,029              19,592
                                                                     --------            --------
      Cash and cash equivalents at end of period                     $ 10,580            $ 16,696
                                                                     ========            ========
Supplemental Disclosures
      Cash paid for interest, net of amount capitalized               $ 9,728             $ 9,247


                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        September 30,  December 31,
                                                            2000          1999
                                                        (Unaudited)
                                                        -----------    -----------
ASSETS

Current Assets
       Cash and cash equivalents                           $ 10,580      $ 14,029
       Accounts receivable                                    2,955         8,802
       Accounts receivable, affiliates                        4,442           -
       Note receivable, affiliate                             5,000         5,000
       Other                                                    268           172
                                                           --------      --------
            Total current assets                             23,245        28,003
                                                           --------      --------

Property, Plant and Equipment
       Cost                                                 346,668       195,550
       Less accumulated depreciation and amortization        26,882        22,584
                                                           --------      --------
            Net property, plant and equipment               319,786       172,966
                                                           --------      --------

Other Assets and Deferred Debits                              3,438         3,868
                                                           --------      --------

       Total Assets                                        $346,469      $204,837
                                                           ========      ========

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
       Accounts payable                                    $  2,097      $    166
       Accrued interest                                         791         3,151
       Accrued property tax                                     837         1,093
       Other accrued liabilities                              1,073           512
                                                           --------      --------
            Total current liabilities                         4,798         4,922

Long-term Debt                                              115,000       115,000

Partners' Capital                                           226,671        84,915
                                                           --------      --------

       Total Liabilities and Partners' Capital             $346,469      $204,837
                                                           ========      ========

                 See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas market hubs, Moss Bluff and Egan, located near Houston, Texas and Acadia Parish, Louisiana, respectively. These hubs provide producers, end-users, local distribution companies, pipelines and natural gas marketers with high deliverability storage services, real time title tracking and other hub services.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

Note 2.  Summary of Significant Accounting Policies

Property, Plant and Equipment. Depreciation of storage facilities and equipment is provided using the straight-line method over estimated useful lives of the assets ranging from 15 to 40 years. Effective January 1, 2000, the Company changed the estimated lives of the storage caverns from 30 to 40 years. The effect of this change for the three and nine months ended September 30, 2000 was a reduction of depreciation expense of approximately $247 thousand and $720 thousand, respectively.

New Accounting Standards. In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. The Company has adopted the provisions of SAB 101 as of September 18, 2000, the date of its acquisition by Duke Energy Gas Transmission (DEGT). See Note 3 for further information. The impact of adopting SAB 101 did not affect the Company's consolidated results of operations or financial position.

In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company is conducting a review of its various contracts to identify derivative instruments and document hedging activities, if applicable. As the Company is in the preliminary stages of its contract review, management is not able to quantify the impact that the adoption of SFAS No. 133 will have on the Company's operations or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

Note 3. Acquisition

On September 18, 2000, DEGT, an indirect wholly owned subsidiary of Duke Energy, acquired from subsidiaries of NiSource, Inc. (NiSource) all of the outstanding stock and limited partnership interests in Market Hub Partners, L.P. (MHP) for approximately $250 million in cash and the assumption of $150 million in debt. MHP indirectly owns all partnership interests in the Company. This acquisition was accounted for by DEGT utilizing the purchase method of accounting for acquisitions. As a result, the Company's assets and liabilities have been adjusted to reflect preliminary estimated fair values and partnership capital has increased by approximately $146 million primarily as a result of increases to property, plant and equipment. No goodwill was recorded in the transaction.

Note 4.  Related Party Transactions

The note receivable balance of $5 million is due from a wholly-owned indirect subsidiary of Duke Energy and is payable on demand, bearing interest at prime plus 2%. The note was used to fund a portion of the pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the note will be repaid when financing is secured for the Tioga project. For the quarter and nine months ended September 30, 2000 and 1999, interest income included $131 thousand and $394 thousand, respectively, associated with this note receivable.

Note 5. Debt and Restrictions on Distributions

As defined in the indenture governing the Company's long-term 8.25% notes payable (the Indenture), the acquisition described in Note 3 above resulted in a "Change of Control" of the Company. Pursuant to the Indenture, holders of the notes have the right to require the Company to repurchase the notes following the Change of Control, at a price equal to 101% of their outstanding principal amount plus accrued and previously unpaid interest. The outstanding principal balance of these notes at September 30, 2000 was $115 million. Holders of the notes are required to notify the Company of repayment elections by November 17, 2000.

As permitted by the Indenture, the Company may make permitted distributions not to exceed, in the aggregate: 1) 35% of net income before extraordinary item for any period, as well as; 2) 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available before the date the permitted distributions are made for that same period. In the nine months ended September 30, 2000 and 1999, the Company paid distributions of $9.5 million and $3 million, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

The Company markets natural gas storage services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and, in some instances, injection and withdrawal fees for the actual use of the space. The Company offers short-term firm and interruptible hub services to its customers. These services include balancing, wheeling, title transfer, imbalance trading and loaning natural gas.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

CAPACITY EXPANSIONS

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

  ---------------------------------- --------------------- -------------------
                                         September 30,        September 30,
  (Billion cubic feet (Bcf))                 2000                 1999
  ---------------------------------- --------------------- -------------------
  Consolidated Facility Totals
    Working gas capacity (1)                 22.7                 22.4
    Average working gas capacity (2)         22.7                 21.2
    Average leased capacity (2)              19.2                 20.9
  ---------------------------------- --------------------- -------------------

  (1) As of the date indicated.
  (2) For the nine month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 was $7.2 million compared to $8.1 million for the comparable period of 1999. The decrease was primarily due to a $1.1 million decline in revenues as a result of lower leased capacity. Other variances included higher interest expense due to lower capitalized interest offset by lower depreciation expense as a result of a change in the useful lives of the storage assets.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the acquisition described in Note 3 to the Consolidated Financial Statements, the carrying value of the Company's net assets increased by approximately $146 million to reflect the fair value adjustments.

Capital and investment expenditures for the nine months ended September 30, 2000 and 1999 were $2.3 million and $8.5 million, respectively, and primarily represent the capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24 Bcf. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future. The Company anticipates expanding both Moss Bluff and Egan to 16 Bcf each during 2001 through 2004. Capital expenditures associated with this expansion are estimated to be $19 million.

The Company has a credit facility (the Credit Facility) with Bank One, Texas, N.A. that expires December 2000. The Credit Facility provides for revolving credit borrowings up to $20.0 million in the aggregate outstanding at any time. Borrowings under the Credit Facility will bear interest at a rate per annum, at the Company's option, equal to: (i) the bank's prime rate or (ii) the London Interbank Offered Rate plus 2%. The Credit Facility is secured by substantially all the assets of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The Company has not made any borrowings under the Credit Facility as of September 30, 2000. Management does not anticipate renewing this agreement.

As described in Note 5 to the Consolidated Financial Statements, the Change of Control of the Company during the third quarter of 2000 gives holders of the Company's $115 million of outstanding long-term notes payable the right to require the Company to repurchase the notes at a price equal to 101% of their outstanding principal amount plus accrued and previously unpaid interest. The Company believes that funds generated from operations, borrowings from affiliates or other re-financing alternatives will be sufficient to meet any repayment requirements that might result from these actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Five former officers and employees of the Company have filed a lawsuit, which has been consolidated in the District Court of Harris County, Texas, 157th Judicial District, which seeks payment of amounts allegedly owed to these former officers or employees under their employment agreements with the Company in connection with a change of control of the Company. As part of the sale of the Company to Duke Energy Corporation on September 18, 2000, NiSource, Inc. agreed to fully indemnify the Company for any obligations that ultimately arise from this issue. While the ultimate outcome cannot currently be estimated, management believes that the final disposition will not have a material adverse effect on the Company's consolidated results of operations or financial position.


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      (27) Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MARKET HUB PARTNERS STORAGE, L.P.

                           By: MARKET HUB PARTNERS STORAGE, LLC., its general partner

November 13, 2000          /s/ Dorothy M. Ables
                           -----------------------------------------------------
                           Dorothy M. Ables
                           Senior Vice President, Finance and Administration and
                           Chief Financial Officer