Form 10-K
period 2000-12-31
MARKET HUB PARTNERS STORAGE LP
filed 2001-04-02
CIK 1060240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
               or
[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period
         from                 to
              --------------    ---------------------

Commission file number 333-51713

                        MARKET HUB PARTNERS STORAGE, L.P.
             (Exact name of registrant as specified in its charter)

                    Delaware                                 76-0558052
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification No.)

    5400 Westheimer Court  P.O. Box 1642  Houston, Texas            77251-1642
           (Address of principal executive offices)                 (Zip Code)

                                  713-627-5400
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
    Title of each class                                on which registered
    -------------------                                -------------------

   8 1/4% Notes Due 2008                      The New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                                 --------------

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
            -

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(c) and Item 7 has been reduced in accordance with Instruction (I)(2)(a).

All of the Registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                        MARKET HUB PARTNERS STORAGE, L.P.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

Item                                                                                                           Page
----                                                                                                           ----
                                     PART I.

 1.  Business......................................................................................................1
         General...................................................................................................1
         Natural Gas Storage.......................................................................................1
         Competition...............................................................................................1
         Regulation................................................................................................2
         Environmental Matters.....................................................................................2
         Other Matters.............................................................................................2
 2.  Properties....................................................................................................2
 3.  Legal Proceedings.............................................................................................2


                                    PART II.

5.   Market for the Registrant's Common Equity and Related Stockholder Matters.....................................3
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.........................3
7A.  Quantitative and Qualitative Disclosures About Market Risk....................................................5
8.   Financial Statements and Supplementary Data...................................................................6
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................17


                                    PART IV.

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................................17
     Signatures...................................................................................................18
     Exhibit Index................................................................................................19

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."

                                     PART I.
Item 1. Business.

GENERAL

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

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

NATURAL GAS STORAGE

The Company markets natural gas storage services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and injection and withdrawal fees for the actual use of the space.

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

The Moss Bluff facility consists of three storage caverns located in Liberty and Chambers counties near Houston, Texas and provided approximately 11.6 billion cubic feet (Bcf) of working gas storage capacity at December 31, 2000. The Moss Bluff facility has access to five pipelines, three of which are intrastate and two of which are interstate. The three intrastate pipeline interconnects are with Channel Industries Gas Company, Midcon Texas and Tejas Energy, LLC. The interstate pipeline interconnects are with Natural Gas Pipeline Company of America and Texas Eastern Transmission Corporation, an affiliate.

The Egan facility consists of two storage caverns located in Acadia Parish in the south central part of Louisiana that provided the Company with approximately
11.5 Bcf of working gas storage capacity at December 31, 2000. The Egan facility matches Gulf Coast production to market demand in the midwestern and northeastern U.S. since it is located in the supply area and has proximity to the interstate and intrastate pipeline grids.

COMPETITION

The natural gas storage industry is highly competitive. The Company competes most directly with other independent, stand-alone facilities and interstate pipelines which offer storage services. Competitive factors include (i) the quantity, location and physical flow characteristics of interconnected pipelines, (ii) the costs, service and rates of the Company's competitors, (iii) the ability to offer service from multiple locations and (iv) ancillary services, such as title tracking.

REGULATION

Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act
(NGA), the Natural Gas Policy Act of 1978 (NGPA), regulations promulgated by the Federal Energy Regulatory Commission (FERC) and certain statutes and regulations promulgated as state laws.

Certain of the operations of the Moss Bluff facility are subject to FERC regulation and other of its activities are subject to regulation by the Texas Railroad Commission. The Moss Bluff facility is classified by the FERC as a so-called "Hinshaw pipeline", exempt from the FERC's interstate pipeline rates and service jurisdiction under the NGA. The Moss Bluff facility is subject to regulation under the utility statutes of Texas as to its intrastate activity. Under regulations promulgated by the FERC, Hinshaw pipelines can engage in certain interstate transactions.

The Egan facility is subject to FERC regulation under the NGA and NGPA. In 1996 Egan received a certificate of public convenience and necessity from the FERC for its storage facility. Egan's natural gas storage and hub services are offered at market-based rates.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting the Company include, but are not limited to:

o The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.
o    The Texas Natural Resource Conservation Commission;
o    The Louisiana Office of Conservation
o    The Environmental Protection Agency

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

OTHER MATTERS

At December 31, 2000, the Company had approximately 20 employees.

Item 2. Properties.

For information concerning natural gas storage properties, see "Business, Natural Gas Storage."


Item 3. Legal Proceedings.

None

                                    PART II.


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company does not have any established public trading market for any class of its common equity.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company markets natural gas storage services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and injection and withdrawal fees for the actual use of the space. The Company offers short-term firm and interruptible hub services to its customers. These services include balancing, wheeling, title transfer, imbalance trading, parking and loaning of natural gas.

The following information is provided to facilitate increased understanding of the 2000 and 1999 consolidated financial statements and accompanying notes of the Company, and should be read in conjunction therewith. Because all of the outstanding common stock of the Company is owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for certain issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

Business Strategy. The Company plans to continue to grow its revenue base by offering superior deliverability and innovative services and by increasing the overall asset portfolio through expansion of existing facilities, new project development and acquisitions.

CAPACITY EXPANSIONS

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

  ------------------------------------------------------------------------------

  (Billion cubic feet (Bcf))             December 31, 2000   December 31, 1999
  ------------------------------------------------------------------------------
  Consolidated Facility Totals
    Working gas capacity (1)                    23.1                22.7
    Average working gas capacity (2)            22.8                21.8
    Average leased capacity (2)                 19.4                21.2
  ------------------------------------------------------------------------------
  (1) As of the date indicated.
  (2) From January 1 to December 31 of the years indicated.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $11.2 million in 2000 compared to net income of $11.3 million in 1999. Operating income was $19.3 million in 2000 and $19.2 million in 1999

The $0.5 million decrease in revenues in 2000 compared to 1999 was a result of lower leased capacity and was mostlyoffset by lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital and investment expenditures for the year ended December 31, 2000 and 1999 were $2.9 million and $9.6 million, respectively, and primarily represent the capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24 Bcf. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future. The Company anticipates expanding both Moss Bluff and Egan to 16 Bcf each during 2001 through 2004. Capital expenditures associated with this expansion are estimated to be $26 million.

As described in Note 7 to the Consolidated Financial Statements, the Change of Control of the Company during the third quarter of 2000 gave holders of the Company's $115 million of outstanding long-term notes payable the right to require the Company to repurchase the notes at a price equal to 101% of their outstanding principal amount plus accrued and previously unpaid interest. As a result, during the fourth quarter 2000, the Company repurchased $87.8 million in notes payable primarily using funds advanced by its parent. These advances are carried as open accounts and do not bear interest.

CURRENT ISSUES

New Accounting Standard. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company has determined there was no effect of implementing SFAS No. 133 on the consolidated results of operations, cash flows or financial position on January 1, 2001.

Forward-Looking Statements. From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; growth in opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material risk exposure to market rate changes that affect market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                           2000                1999                 1998
                                                         --------            --------              -------
Operating Revenues
      Salt cavern storage revenues                       $ 30,617            $ 32,208             $ 29,008
      Hub service revenues                                  2,413               1,347                2,248
      Other revenues                                            -                   -                  898
                                                         --------            --------              -------
            Total operating revenues                       33,030              33,555               32,154
                                                         --------            --------              -------
Operating Expenses
      Operation and maintenance                             5,514               6,380                6,139
      Depreciation and amortization                         6,939               6,772                6,020
      Property and other taxes                              1,306               1,171                1,086
                                                         --------            --------              -------
            Total operating expenses                       13,759              14,323               13,245
                                                         --------            --------              -------
Operating Income                                           19,271              19,232               18,909

Other Income and Expenses                                   1,136               1,246                1,667

Interest Expense                                            9,181               9,176                7,557
                                                         --------            --------              -------

Income Before Extraordinary Item                           11,226              11,302               13,019

Extraordinary Loss on Early Extinguishment of Debt              -                   -               (6,702)
                                                         --------            --------              -------

Net Income                                               $ 11,226            $ 11,302             $  6,317
                                                         ========            ========             ========


                 See Notes to Consolidated Financial Statement.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                         Years Ended December 31,
                                                                                   2000                1999               1998
                                                                                   ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                $ 11,226            $ 11,302            $ 6,317
       Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                      6,939               6,772              6,020
                 Extraordinary loss on early extinguishment of debt                     -                   -              6,702
                 (Increase) decrease in
                   Accounts receivable                                              1,630              (1,349)            (4,035)
                   Other current assets                                                52                 (98)               (69)
                   Deferred debits                                                    428                  83                 90
                 Increase (decrease) in
                   Accounts payable and other accrued liabilites                   (1,303)             (5,337)             1,188
                   Accrued interest                                                (2,322)                  -              3,151
                   Accrued property tax                                                59                 132                249
                   Payable to partners and affiliates                                   -                   -               (943)
                                                                                   ------              ------             ------
                      Net cash provided by operating activities                    16,709              11,505             18,670
                                                                                   ------              ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                        (2,860)             (9,568)           (26,950)
       Proceeds from property, plant and equipment                                      -                   -              1,362
       Net increase in advances payable - parent                                   70,223                   -                  -
       Issuance note to Tioga project                                                   -                   -             (5,000)
                                                                                   ------              ------             ------
                      Net cash provided by (used in) investing activities          67,363              (9,568)           (30,588)
                                                                                   ------              ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt                                         -                   -            110,939
       Repayments of long-term debt                                               (87,790)                  -            (53,492)
       Extraordinary loss on early extinguishment of debt                               -                   -             (5,057)
       Receipt of restricted cash                                                       -                   -              2,084
       Distributions to partners                                                   (9,500)             (7,500)           (25,117)
                                                                                   ------              ------             ------
                      Net cash provided by (used in) financing activities         (97,290)             (7,500)            29,357
                                                                                   ------              ------             ------

       Net increase (decrease) in cash and cash equivalents                       (13,218)             (5,563)            17,439

       Cash and cash equivalents at beginning of period                            14,029              19,592              2,153
                                                                                   ------              ------             ------
       Cash and cash equivalents at end of period                                   $ 811            $ 14,029           $ 19,592
                                                                                   ======              ======             ======

Supplemental Disclosures
       Cash paid for interest, net of amount capitalized                         $ 11,503             $ 9,176            $ 4,406


                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                December 31,
                                                             -----------------
                                                             2000         1999
                                                             ----         ----
ASSETS

Current Assets
       Cash and cash equivalents                        $     811     $  14,029
       Accounts receivable                                  3,623         8,802
       Accounts receivable, affiliate                       1,339             -
       Note receivable, affiliate                           5,000         5,000
       Other                                                  120           172
                                                        ---------     ---------
            Total current assets                           10,893        28,003
                                                        ---------     ---------

Property, Plant and Equipment
       Cost                                               198,410       195,550
       Less accumulated depreciation and amortization      28,081        22,584
                                                        ---------     ---------
            Net property, plant and equipment             170,329       172,966
                                                        ---------     ---------

Goodwill, net                                             151,361             -
Deferred Debits                                             3,246         3,868
                                                        ---------     ---------

       Total Assets                                     $ 335,829     $ 204,837
                                                        =========     =========

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
       Accounts payable                                 $      16     $     166
       Accrued interest                                       829         3,151
       Accrued property tax                                 1,152         1,093
       Other accrued liabilities                            2,471           512
                                                        ---------     ---------
            Total current liabilities                       4,468         4,922

Long-term Debt
       Advance payable - parent                            73,623             -
       Other                                               27,210       115,000
                                                        ---------     ---------
            Total long-term debt                          100,833       115,000

Partner's Capital                                         230,528        84,915
                                                        ---------     ---------

       Total Liabilities and Partner's Capital          $ 335,829     $ 204,837
                                                        =========     =========

         See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNER'S CAPITAL
                                 (In thousands)

                                                                                                  Partner's
                                                                                                   Capital
-----------------------------------------------------------------------------------------------------------
Balance December 31, 1997                                                                         $ 99,913
-----------------------------------------------------------------------------------------------------------

      Partner Distributions prior to acquisition by Duke Energy Corporation                        (25,117)
      Net Income                                                                                     6,317

-----------------------------------------------------------------------------------------------------------
Balance December 31, 1998                                                                         $ 81,113
-----------------------------------------------------------------------------------------------------------

      Partner Distributions prior to acquisition by Duke Energy Corporation                         (7,500)
      Net Income                                                                                    11,302

-----------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                                                         $ 84,915
-----------------------------------------------------------------------------------------------------------

      Partner Distributions prior to acquisition by Duke Energy Corporation                         (9,500)
      Net Income                                                                                    11,226
      Allocation of Purchase Price by Duke Energy Corporation                                      143,887

-----------------------------------------------------------------------------------------------------------
Balance December 31, 2000                                                                         $230,528
-----------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
              For The Years Ended December 31, 2000, 1999 and 1998


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

Note 2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of all of the Company's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

Goodwill. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The goodwill created by the Company's acquisition is amortized on a straight-line basis over the useful life of the asset. See Note 3 to the Consolidated Financial Statements for more information about the goodwill resulting from the purchase of the Company by Duke Energy. .

Property, Plant and Equipment. Depreciation of storage facilities and equipment is provided using the straight-line method over estimated useful lives of the assets ranging from 15 to 40 years. Effective January 1, 2000, the Company changed the estimated lives of the storage caverns from 30 to 40 years. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The costs of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred.

Impairment of Long-Lived Assets. The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flows.

Revenues. Storage revenues consist of demand charges for the reservation of storage space or the use of injection and withdrawal facilities and usage fees for the actual use of storage space or injection and withdrawal facilities. Demand fees are recognized as revenue over the term of the related storage agreement while usage fees and hub services revenues, which consist of a variety of other storage injection and withdrawal services, are recognized as services are performed. During 2000, the Company adopted the provisions of Staff Accounting Bulletin (SAB) 101 issued by the Securities and Exchange Commission. The impact of adopting SAB 101 did not affect the Company's consolidated results of operations, cash flows or financial position.

New Accounting Standard. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company has determined there was no effect of implementing SFAS No. 133 on the consolidated results of operations, cash flows or financial position on January 1, 2001.

Reclassifications. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

Note 3. Acquisition

On September 18, 2000, Duke Energy Gas Transmission Corporation (DEGT), an indirect wholly owned subsidiary of Duke Energy, acquired from subsidiaries of NiSource, Inc. (NiSource) all of the outstanding stock and limited partnership interests in Market Hub Partners, L.P. (MHP) for approximately $250 million in cash and the assumption of $150 million in debt. MHP indirectly owns all partnership interests in the Company. This acquisition was accounted for by DEGT utilizing the purchase method of accounting for acquisitions. As a result, the Company's assets and liabilities have been adjusted to reflect preliminary estimated fair values and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities has been recorded as goodwill. Purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations becomes available within one year after the acquisition. Approximately $153 million of goodwill was recorded in the transaction and is being amortized on a straight-line basis over 35 years.

Note 4. Related Party Transactions

The note receivable balance of $5 million is due from a wholly owned indirect subsidiary of Duke Energy and is payable on demand, bearing interest at prime plus 2%. The note was used to fund a portion of the pre-construction expenditures associated with a development project in Tioga County, Pennsylvania. The Company expects that the note will be repaid when financing is secured for the Tioga project. For the years ended December 31, 2000 ,1999 and 1998, interest income included $525 thousand, $525 thousand and $403 thousand, respectively, associated with this note receivable.

Advances payable - parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. During the fourth quarter of 2000, the Company received advances of $87.8 million to repurchase a portion of the long-term notes payable. See Note 7 to the Consolidated Financial Statements for further discussion of note payable. Other increases and decreases in advances result from the movement of funds to provide for operations and capital expenditures.

Note 5. Property, Plant and Equipment

--------------------------------------------------------------------------------
Net Property, Plant and Equipment (in thousands)
--------------------------------------------------------------------------------
                                                             December 31,
                                                       -------------------------
                                                          2000          1999
                                                       ------------ ------------
Natural gas storage facilities                          $184,176     $192,519
Land                                                       2,712        2,706
Construction in progress                                  11,087          325
Other                                                        435            -
                                                       ------------ ------------
     Total property, plant, and equipment                198,410      195,550
Less accumulated depreciation and amortization            28,081       22,584
                                                       ------------ ------------
     Net property, plant and equipment                  $170,329     $172,966
--------------------------------------------------------------------------------

Note 6. Financial Instruments and Risk Management

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

The carrying value of the Company's financial instruments with respect to cash and cash equivalents and trade receivables and payables, approximates the fair value of these instruments at December 31, 2000 and 1999.

The Company's financial instruments also include $27 million and $115 million of long-term debt as of December 31, 2000 and 1999, respectively. The fair value and the carrying value of the debt were approximately the same as of December 31, 2000. The fair value of such debt was approximately $98.4 million at December 31, 1999.

Note 7. Long-term Debt

As defined in the indenture governing the Company's long-term 8.25% notes payable (the Indenture), the acquisition described in Note 3 to the Consolidated Financial Statements resulted in a Change of Control of the Company. Pursuant to the Indenture, holders of the notes had the right to require the Company to repurchase the notes following the Change of Control, at a price equal to 101% of their outstanding principal amount plus accrued and previously unpaid interest. As a result, during the fourth quarter of 2000, the Company repurchased $87.8 million of these notes.

As permitted by the Indenture, the Company may make permitted distributions not to exceed, in the aggregate: 1) 35% of net income before extraordinary item for any period, as well as; 2) 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available before the date the permitted distributions are made for that same period. For the years ended December 31, 2000 and 1999, the Company paid distributions of $9.5 million and $7.5 million, respectively.

Note 8. Significant Customers

Significant customers are those that individually account for more than 10% of the Company's combined revenues. For the year ended December 31, 2000, Northen Indiana Public Service Company (NIPSCO) accounted for approximately 29% of the Company's total revenues. For the year ended December 31, 1999, NIPSCO and EnergyUSA-TPC (TPC) accounted for approximately 27% and 12%, respectively of the Company's total revenues. For the year ended December 31, 1998, NIPSCO, TPC and Aquila Energy Marketing Corporation accounted for approximately 27%, 11% and 10%, respectively of the Company's total revenues.

Note 9. Employee Benefit Plans

Retirement Plan. The Company participates in Duke Energy's non-contributory defined benefit retirement plan covering most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits.

Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. With respect to the entire plan, the fair value of the plan assets of $3,038 million at December 31, 2000 exceeded the projected benefit obligations of $2,586 million , as of December 31, 2000.

--------------------------------------------------------------------------------
Assumptions Used in Duke Energy's Pension and Other Postretirement Benefits Accounting (a)
--------------------------------------------------------------------------------
(Percent)                                                             2000
--------------------------------------------------------------------------------
Discount rate                                                         7.50
Salary increase                                                       4.53
Expected long-term rate of return on plan assets                      9.25
--------------------------------------------------------------------------------
(a) Reflects weighted averages across all plans.

Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees.

Prior to the Company's acquisition by DEGT, the Company provided a 401(k) savings plan (the "Plan") for all of its employees. In 1999 and 1998, the Company contributed $44 thousand and $58 thousand, respectively, on behalf of Plan participants.

Other Postretirement Benefits. The Company, in conjunction with Duke Energy, provides certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans.

The Company accrues such benefit costs over the active service period of employees to the date of full eligibility for the benefits. With respect to the entire plan, the fair value of the plan assets was $325 million at December 31, 2000 and the accumulated postretirement benefit obligation was $614 million at December 31, 2000.

Note 10. Quarterly Financial Data (Unaudited)

------------------------------------------------------------------
                       First    Second    Third    Fourth
(In thousands)        Quarter  Quarter   Quarter  Quarter   Total
------------------------------------------------------------------

2000
Operating revenues     $8,239   $7,711    $7,909   $9,171  $33,030
Operating income        4,799    4,306     4,666    5,500   19,271
Net income              2,603    2,132     2,508    3,983   11,226

1999
Operating revenues     $8,046   $8,654    $8,250   $8,605  $33,555
Operating income        4,298    5,136     4,591    5,207   19,232
Net income              2,275    3,136     2,646    3,245   11,302
------------------------------------------------------------------

Independent Auditors' Report

Market Hub Partners Storage, L.P.:

We have audited the accompanying consolidated balance sheets of Market Hub Partners Storage, L.P. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and partner's capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Charlotte, North Carolina
January 18, 2001

Responsibility for Financial Statements

The financial statements of Market Hub Partners Storage, L.P. and subsidiaries (the Company) are prepared by management, who are responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles in all material respects and necessarily include judgments and estimates of the expected effects of events and transactions that are currently being reported.

The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.


/s/ Alan N. Harris
Alan N. Harris
Vice President, Controller, Treasurer and Assistant Secretary

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:
         Consolidated Financial Statements

              Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

              Consolidated Balance Sheets as of December 31, 2000 and 1999

              Consolidated Statements of Partner's Capital for the Years Ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

         Quarterly Financial Data (unaudited) (included in Note 10 to the Consolidated Financial Statements)

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

          A Current Report on Form 8-K filed on October 6, 2000 contained disclosures under Item 1, Change in Control of Registrant and Item 7, Exhibits.

          A Current Report on Form 8-K filed on December 11, 2000 contained disclosures under Item 5, Other Events.

(c)  Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2001                MARKET HUB PARTNERS STORAGE, L.P.
                                    (registrant)

                                    By: MARKET HUB PARTNERS STORAGE, LLC., its
                                    general partner

                                    By   /s/ Gregory J. Rizzo
                                         --------------------
                                           Gregory J. Rizzo
                                           President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    (i)  Principal executive officer:

         By:  /s/ Gregory J. Rizzo
              --------------------
              Gregory J. Rizzo
              President

    (ii) Principal financial officer:

         By:  /s/ Dorothy M. Ables
              --------------------
              Dorothy M. Ables
              Senior Vice President, Finance and Administration
              Chief Financial Officer

   (iii) Principal accounting officer:

         By:  /s/ Alan N. Harris
              ------------------
              Alan N. Harris
              Vice President, Controller, Treasurer and Assistant Secretary

    (iv) A majority of the Directors:

         By:  /s/ Dorothy M. Ables
              --------------------
              Dorothy M. Ables

         By:  /s/ Robert B. Evans
              -------------------
              Robert B. Evans

         By:  /s/ Theopolis Holeman
              ---------------------
              Theopolis Holeman

Date:  March 30, 2001

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.


--------------------- -----------------------------------------
Exhibit Number        Description

 3.1 Certificate of Limited Partnership of Market Hub Partners Storage, L.P., as amended January 30, 1998. (Form S-4
                      (Reg. No. 333-51713), Exh. 3.1)
 3.2 Limited Partnership Agreement of Market Hub Partners Storage, L.P., as amended as of December 31, 1997, by and between
                      Market Hub Partners Finance, L.L.C. and
                      Market Hub Partners, L.P. (Form S-4
                      (Reg. No. 333-51713), Exh. 3.2)
 4.1                  Indenture dated March 1, 1998 by and
                      among Market Hub Partners Storage,
                      L.P., Market Hub Partners Finance,
                      Inc., the Subsidiary Guarantors and IBJ
                      Schroder Bank & Trust Company, as
                      Trustee. (Form S-4 (Reg. No.
                      333-51713), Exh. 4.1)
 4.2 Note Purchase Agreement dated April 11, 1997 by and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto. (Form S-4 (Reg. No.
                      333-51713), Exh. 4.3)
 4.3 Waiver and Amendment Agreement dated February 11, 1998 and among Market Hub Partners, L.P. and the Note Purchasers Party Thereto of the Note Purchase Agreement dated April 11, 1997. (Form
                      S-4 (Reg. No. 333-51713, Exh. 4.4)
 10.1                 Assumption Agreement dated March 1,
                      1998 by and among Market Hub Partners
                      Storage, L.P. and Market Hub Partners
                      Finance, Inc. (Form S-4 (Reg. No.
                      333-51713), Exh. 10.1)
*12                   Computation of Ratio of Earnings to
                      Fixed Charges
 21.1 Subsidiaries of Market Hub Partners Storage, L.P. (Form S-4 (Reg. No. 333-51713), Exh. 21.1)
--------------------- -----------------------------------------