Form 10-Q
period 2001-03-31
MARKET HUB PARTNERS STORAGE LP
filed 2001-05-15
CIK 1060240

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

For Quarter Ended March 31, 2001                Commission File Number 333-51713

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.


================================================================================

                        MARKET HUB PARTNERS STORAGE, L.P.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

Item                                                                                                  Page

                                                     PART I. FINANCIAL INFORMATION

1.   Financial Statements..............................................................................1
     Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000..........1
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000..........2
     Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000............................3
     Notes to Consolidated Financial Statements........................................................4
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.............5

                           PART II. OTHER INFORMATION

1.   Legal Proceedings.................................................................................6
6.   Exhibits and Reports on Form 8-K..................................................................6

     Signatures........................................................................................7


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

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                  Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------

Operating Revenues
      Salt cavern storage revenues              $ 8,544         $ 7,925
      Hub service revenues                        2,839             314
                                            ------------    ------------
           Total operating revenues              11,383           8,239
                                            ------------    ------------

Operating Expenses
      Operation and maintenance                     894           1,660
      Depreciation and amortization               2,442           1,465
      Property and other taxes                      508             315
                                            ------------    ------------
           Total operating expenses               3,844           3,440
                                            ------------    ------------

Operating Income                                  7,539           4,799

Other Income and Expenses                           131             267

Interest Expense                                    308           2,463
                                            ------------    ------------

Net Income                                      $ 7,362         $ 2,603
                                            ============    ============




                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            -------------------------------
                                                                                 2001               2000
                                                                            ---------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $ 7,362             $ 2,603
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                     2,442               1,465
                (Increase) decrease in
                  Accounts receivable                                              (836)               (140)
                  Other current assets                                             (570)                 79
                  Other assets                                                      (69)                 77
                Increase (decrease) in
                  Accounts payable and other accrued liabilites                  (1,596)             (3,167)
                                                                               -----------         ---------
                     Net cash provided by operating activities                    6,733                 917
                                                                               -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                         (821)               (466)
      Net decrease in advances payable - parent                                  (6,723)                  -
                                                                               -----------         ---------
                     Net cash used in investing activities                       (7,544)               (466)
                                                                               -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Distributions to partners                                                       -              (3,000)
                                                                               -----------         ---------
                     Net cash used in financing activities                            -              (3,000)
                                                                               -----------         ---------

      Net decrease in cash and cash equivalents                                    (811)             (2,549)

      Cash and cash equivalents at beginning of period                              811              14,029
                                                                               -----------         ---------
      Cash and cash equivalents at end of period                                    $ -            $ 11,480
                                                                               ===========         =========

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                           $ 834             $ 2,463


                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                March 31,            December 31,
                                                                  2001                  2000
                                                               (unaudited)
                                                             -------------        ---------------
ASSETS

Current Assets
      Cash and cash equivalents                                $       -             $      811
      Accounts receivable                                          4,220                  3,623
      Accounts receivable, affiliate                               1,578                  1,339
      Natural gas imbalance receivables                           35,377                 39,447
      Other                                                          690                    120
                                                              -----------            -----------
           Total current assets                                   41,865                 45,340
                                                              -----------            -----------
Property, Plant and Equipment
      Cost                                                       199,231                198,410
      Less accumulated depreciation and amortization              29,437                 28,081
                                                              -----------            -----------
           Net property, plant and equipment                     169,794                170,329
                                                              -----------            -----------
Goodwill, net                                                    149,973                150,990
Note receivable, affiliate                                         5,000                  5,000
Other Assets                                                         286                    217
                                                              -----------            -----------
      Total Assets                                             $ 366,918              $ 371,876
                                                              ===========            ===========

LIABILITIES AND PARTNER'S CAPITAL

Current Liabilities
      Accounts payable                                         $       -                   $ 16
      Accrued interest                                               187                    829
      Accrued property tax                                           550                  1,152
      Natural gas imbalance payables                              35,377                 39,447
      Other accrued liabilities                                    2,204                  2,471
                                                              -----------            -----------
           Total current liabilities                              38,318                 43,915
                                                              -----------            -----------
Long-term Debt
      Advance payable - parent                                    63,500                 70,223
      Other                                                       27,210                 27,210
                                                              -----------            -----------
           Total long-term debt                                   90,710                 97,433
                                                              -----------            -----------
Partner's Capital                                                237,890                230,528
                                                              -----------            -----------
      Total Liabilities and Partner's Capital                  $ 366,918              $ 371,876
                                                              ===========            ===========


         See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas market hubs: Moss Bluff and Egan, located near Houston, Texas and Acadia Parish, Louisiana, respectively. These hubs provide producers, end-users, local distribution companies, pipelines and natural gas marketers with high deliverability storage services, real time title tracking and other hub services.

The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

Note 2.  Summary of Significant Accounting Policies

New Accounting Standards. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The Company has determined there was no effect of implementing SFAS No. 133 on the consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

Note 3.  Related Party Transactions

The note receivable balance of $5 million is due from a wholly-owned indirect subsidiary of Duke Energy and is payable on demand, bearing interest at prime plus 2%. For both quarters ended March 31, 2001 and 2000, interest income included $131 thousand associated with this note receivable.

Advances payable - parent do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations and capital expenditures.

Note 4.  Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. Natural gas volumes owed to
(from) the Company are valued at natural gas market prices as of the balance sheet dates.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Market Hub Partners Storage, L.P. (the Company) markets natural gas storage services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space and injection and withdrawal fees for the actual use of the space. The Company offers short-term firm and interruptible hub services to its customers. These services include balancing, wheeling, title transfer, imbalance trading, and parking and loaning of natural gas.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

CAPACITY EXPANSIONS

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

  ------------------------------------- ------------------- ----------------
                                           March 31,            March 31,
  (Billion cubic feet (Bcf))                  2001                 2000
  ------------------------------------- ------------------- ----------------
  Combined Facility Totals
    Working gas capacity (1)                  24.4                 22.7
    Average working gas capacity (2)          23.8                 22.7
    Average leased capacity (2)               20.3                 20.8
  ------------------------------------- ------------------- ----------------

  (1) As of the date indicated.
  (2) For the three month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $7.4 million compared to $2.6 million for the comparable period of 2000. The increase was primarily due to a $2.5 million increase in Hub Service Revenues associated with increased parking and loaning activities and a $2.2 million decrease in Interest Expense as a result of decreased outstanding long-term debt balances.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the three months ended March 31, 2001 and 2000 were $0.8 million and $0.5 million, respectively, and primarily represent the capital expenditure program that commenced in 1997 to expand working gas capacity to a combined 24 Bcf. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future. The Company anticipates expanding both Moss Bluff and Egan from 12 Bcf to 16 Bcf each during 2001 through 2004. Capital expenditures associated with this expansion are estimated to be $26 million.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

              None

(b)   Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first quarter of 2001.

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



                                      MARKET HUB PARTNERS STORAGE, L.P.

                                      By: MARKET HUB PARTNERS STORAGE, LLC.,
                                      its general partner

May 14, 2001                          /s/ Dorothy M. Ables
                                      -----------------------------------------
                                      Dorothy M. Ables
                                      Senior Vice President, Finance and
                                      Administration and Chief Financial Officer