Form 10-Q
period 2001-06-30
MARKET HUB PARTNERS STORAGE LP
filed 2001-08-13
CIK 1060240

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ______________

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended June 30, 2001               Commission File Number 333-51713


                       MARKET HUB PARTNERS STORAGE, L.P.
            (Exact name of Registrant as Specified in its Charter)


           Delaware                                         76-0558052
 (State or Other Jurisdiction                             (IRS Employer
      of Incorporation)                                Identification No.)

                             5400 Westheimer Court
                                 P.O. Box 1642
                            Houston, TX 77251-1642
                   (Address of Principal Executive Offices)
                                  (Zip code)

                                 713-627-5400
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---
The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Item 4 has been omitted in accordance with such Instruction H.

All of the Registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                       MARKET HUB PARTNERS STORAGE, L.P.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                                     INDEX

Item                                                                                                     Page
----                                                                                                     ----
                                        PART I. FINANCIAL INFORMATION

1.   Financial Statements..............................................................................    1
     Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000...    1
     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000...    2
     Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.............................    3
     Notes to Consolidated Financial Statements........................................................    4
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.............    5

                                         PART II. OTHER INFORMATION

1.   Legal Proceedings.................................................................................    6
6.   Exhibits and Reports on Form 8-K..................................................................    6

     Signature.........................................................................................    7


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

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                          ------------------------      ------------------------
                                            2001            2000          2001            2000
                                          --------        --------      --------        --------
Operating Revenues
    Salt cavern storage revenues          $ 10,115        $  7,587      $ 18,659        $ 15,512
    Hub service revenues                     2,695             124         5,534             438
                                          --------        --------      --------        --------
       Total operating revenues             12,810           7,711        24,193          15,950
                                          --------        --------      --------        --------
Operating Expenses
    Operation and maintenance                  829           1,663         1,723           3,323
    Depreciation and amortization            2,455           1,427         4,897           2,892
    Property and other taxes                   906             315         1,414             630
                                          --------        --------      --------        --------
       Total operating expenses              4,190           3,405         8,034           6,845
                                          --------        --------      --------        --------

Operating Income                             8,620           4,306        16,159           9,105

Other Income and Expenses, Net                 132             276           263             543

Interest Expense                               464           2,450           772           4,913
                                          --------        --------      --------        --------

Net Income                                $  8,288        $  2,132      $ 15,650        $  4,735
                                          ========        ========      ========        ========


                See Notes to Consolidated Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                      Six Months Ended
                                                                          June 30
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES                             $ 17,737         $  7,626
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                           (23,944)          (1,520)
   Net increase in advances payable - affiliates                    5,396                -
                                                                 --------         --------
          Net cash used in investing activities                   (18,548)          (1,520)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                            -           (8,000)
                                                                 --------         --------
          Net cash used in financing activities                         -           (8,000)
                                                                 --------         --------

   Net decrease in cash and cash equivalents                         (811)          (1,894)

   Cash and cash equivalents at beginning of period                   811           14,029
                                                                 --------         --------
   Cash and cash equivalents at end of period                    $      -         $ 12,135
                                                                 ========         ========
Supplemental Disclosures
   Cash paid for interest, net of amount capitalized             $  1,277         $  4,913


                See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        June 30,          December 31,
                                                                          2001                2000
                                                                      (unaudited)
                                                                      -----------         ------------
ASSETS

Current Assets
   Cash and cash equivalents                                          $         -         $        811
   Accounts receivable                                                      5,517                3,623
   Accounts receivable, affiliate                                           1,876                1,339
   Natural gas imbalance receivables                                       46,698               39,447
   Other                                                                    1,200                  120
                                                                      -----------         ------------
      Total current assets                                                 55,291               45,340
                                                                      -----------         ------------
Property, Plant and Equipment
   Cost                                                                   222,354              198,410
   Less accumulated depreciation and amortization                          30,794               28,081
                                                                      -----------         ------------
      Net property, plant and equipment                                   191,560              170,329
                                                                      -----------         ------------

Goodwill, Net                                                             149,338              150,990
Note Receivable, Affiliate                                                  5,000                5,000
Other Assets                                                                  259                  217
                                                                      -----------         ------------
   Total Assets                                                       $   401,448         $    371,876
                                                                      ===========         ============

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Accounts payable                                                   $     1,526         $         16
   Accrued interest                                                           748                  829
   Accrued property tax                                                     1,417                1,152
   Natural gas imbalance payables                                          46,698               39,447
   Other accrued liabilities                                                1,589                2,471
                                                                      -----------         ------------
      Total current liabilities                                            51,978               43,915
                                                                      -----------         ------------
Long-term Debt
   Advances payable - affiliates                                           75,619               70,223
   Other                                                                   27,210               27,210
                                                                      -----------         ------------
      Total long-term debt                                                102,829               97,433
                                                                      -----------         ------------

Partners' Capital                                                         246,641              230,528
                                                                      -----------         ------------

   Total Liabilities and Partners' Capital                            $   401,448         $    371,876
                                                                      ===========         ============


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas market hubs: Moss Bluff located near Houston, Texas and Egan located near Acadia Parish, Louisiana. These hubs provide producers, end-users, local distribution companies, pipelines and natural gas marketers with high deliverability storage services, real time title tracking and other hub services.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company is preparing to implement the new standard and expects that the adoption of SFAS No. 142 will not have a significant impact on future consolidated statements of financial position but will have a significant impact on the consolidated results of operations with the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001, amortization expense for goodwill and other intangibles was $2.2 million.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

Note 3.  Related Party Transactions

The note receivable balance of $5 million is due from a wholly-owned indirect subsidiary of Duke Energy and is payable on demand, bearing interest at prime plus 2%. For the three months ended June 30, 2001 and June 30, 2000 interest income included $132 thousand associated with this note receivable. Interest income for both six-month periods included $263 thousand associated with this note receivable.

Advances payable - affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations and capital expenditures.

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

STORAGE CAPACITY

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

--------------------------------------------------------------------------------
                                                 June 30,         June 30,
  (Billion cubic feet (Bcf))                       2001             2000
--------------------------------------------------------------------------------
  Combined Facility Totals
    Working gas capacity (1)                       25.5             22.7
    Average working gas capacity (2)               24.3             22.7
    Average leased capacity (2)                    22.3             20.6
--------------------------------------------------------------------------------

  (1) As of the date indicated.
  (2) For the six-month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2001 was $15.7 million compared to $4.7 million for the comparable period of 2000. The increase was primarily due to a $5.1 million increase in Hub Service Revenues associated with increased parking and loaning activities and a $4.1 million decrease in Interest Expense as a result of decreased outstanding long-term debt balances. Salt Cavern Storage Revenues also increased as a result of the increased leased capacity and higher rates.

LIQUIDITY AND CAPITAL RESOURCES

As a result of increased earnings, net cash provided by operations increased to $17.7 million for the six months ended June 30, 2001, compared to $7.6 million for the same period of 2000.

Capital expenditures for the six months ended June 30, 2001 and 2000 were $23.9 million and $1.5 million, respectively, and primarily represent the expansion of working storage capacity. The Company will be expanding both Moss Bluff and Egan storage facilities from 12 Bcf to 16 Bcf each during the remainder of 2001 through 2004. Remaining capital expenditures associated with this expansion are estimated to be approximately $12 million. The

Company believes that funds generated from operations and/or advances from its parent will be sufficient to meet its liquidity requirements for the foreseeable future.

CURRENT ISSUES

New Accounting Standards. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The Company is preparing to implement the new standard and expects that the adoption of SFAS No. 142 will not have a significant impact on future consolidated statements of financial position but will have a significant impact on the consolidated results of operations with the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001, amortization expense for goodwill and other intangibles was $2.2 million.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

None


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

              None

(b)   Reports on Form 8-K

         The Company filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARKET HUB PARTNERS STORAGE, L.P.

                                   By: MARKET HUB PARTNERS STORAGE, LLC., its
                                   general partner

August 10, 2001                    /s/ Dorothy M. Ables
                                   ---------------------------------------------
                                   Dorothy M. Ables
                                   Senior Vice President, Finance and
                                   Administration and Chief Financial Officer