Form 10-Q
period 2001-09-30
MARKET HUB PARTNERS STORAGE LP
filed 2001-11-13
CIK 1060240

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended September 30, 2001           Commission File Number 333-51713


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

                       MARKET HUB PARTNERS STORAGE, L.P.
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                     INDEX


Item                                                                                             Page
----                                                                                             ----

                         PART I. FINANCIAL INFORMATION
1.    Financial Statements......................................................................  1
      Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 2001 and 2000...........................................................  1
      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000...........................................................  2
      Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000................  3
      Notes to Consolidated Financial Statements................................................  4
2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.....  6

                           PART II. OTHER INFORMATION

1.    Legal Proceedings.........................................................................  8
6.    Exhibits and Reports on Form 8-K..........................................................  8

      Signature.................................................................................  9



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

From time to time, the Company's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company is subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth in opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       MARKET HUB PARTNERS STORAGE, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                 Three Months Ended                           Nine Months Ended
                                                    September 30,                               September 30,
                                        ----------------------------------------- -----------------------------------------
                                             2001                      2000               2001                2000
                                        ---------------         ----------------  -----------------       -----------------
Operating Revenues
      Salt cavern storage revenues      $       10,594          $        7,108    $         29,253        $         22,620
      Hub service revenues                       1,370                     801               6,904                   1,239
                                        ---------------         ---------------   -----------------       -----------------
           Total operating revenues             11,964                   7,909              36,157                  23,859
                                        ---------------         ---------------   -----------------       -----------------

Operating Expenses
      Operation and maintenance                  1,125                   1,326               2,848                   4,649
      Depreciation and amortization              2,626                   1,602               7,523                   4,494
      Property and other taxes                     517                     315               1,931                     945
                                        ---------------         ---------------   -----------------       -----------------
           Total operating expenses              4,268                   3,243              12,302                  10,088
                                        ---------------         ---------------   -----------------       -----------------

Operating Income                                 7,696                   4,666              23,855                  13,771

Other Income and Expenses, Net                     135                     284                 398                     827

Interest Expense                                   609                   2,442               1,381                   7,355
                                        ---------------         ---------------   -----------------       -----------------

Net Income                              $        7,222          $        2,508    $         22,872        $          7,243
                                        ===============         ===============   =================       =================

                See Notes to Consolidated Financial Statements.

                       MARKET HUB PARTNERS STORAGE, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ------------------------------------
                                                                              2001                2000
                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     $        27,129     $         8,398
                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                      (32,768)             (2,347)
       Net increase in advances payable - affiliates                               4,828                   -
                                                                         ----------------    ----------------
                      Net cash used in investing activities                      (27,940)             (2,347)
                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Distributions to partners                                                       -              (9,500)
                                                                         ----------------    ----------------
                      Net cash used in financing activities                            -              (9,500)
                                                                         ----------------    ----------------

       Net decrease in cash and cash equivalents                                    (811)             (3,449)

       Cash and cash equivalents at beginning of period                              811              14,029
                                                                         ----------------    ----------------
       Cash and cash equivalents at end of period                        $             -     $        10,580
                                                                         ================    ================

Supplemental Disclosures
       Cash paid for interest, net of amount capitalized                 $         2,245     $         9,728

                See Notes to Consolidated Financial Statements.

                       MARKET HUB PARTNERS STORAGE, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                   September 30,
                                                                      2001                December 31,
                                                                   (unaudited)               2000
                                                                 -----------------    -----------------
ASSETS

Current Assets
      Cash and cash equivalents                                  $               -     $            811
      Accounts receivable                                                    4,515                3,623
      Accounts receivable, affiliate                                         2,222                1,339
      Note receivable, affiliate                                             5,000                5,000
      Natural gas imbalance receivables                                     22,239               39,447
      Other                                                                  1,051                  120
                                                                  -----------------    -----------------
            Total current assets                                            35,027               50,340
                                                                  -----------------    -----------------

Property, Plant and Equipment
      Cost                                                                 230,883              198,410
      Less accumulated depreciation and amortization                        31,948               28,081
                                                                  -----------------    -----------------
            Net property, plant and equipment                              198,935              170,329
                                                                  -----------------    -----------------

Goodwill, Net                                                              214,225              150,990
Other Assets                                                                   234                  217
                                                                  -----------------    -----------------

      Total Assets                                                $        448,421     $        371,876
                                                                  =================    =================


LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
      Accounts payable                                            $             62     $             16
      Accrued interest                                                         187                  829
      Accrued property tax                                                   1,923                1,152
      Natural gas imbalance payables                                        22,239               39,447
      Other accrued liabilities                                              1,828                2,471
                                                                  -----------------    -----------------
            Total current liabilities                                       26,239               43,915
                                                                  -----------------    -----------------

Long-term Debt
      Advances payable - affiliates                                         76,092               70,223
      Other                                                                 27,210               27,210
                                                                  -----------------    -----------------
            Total long-term debt                                           103,302               97,433
                                                                  -----------------    -----------------

Partners' Capital                                                          318,880              230,528
                                                                  -----------------    -----------------

      Total Liabilities and Partners' Capital                     $        448,421     $        371,876
                                                                  =================    =================

                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  General

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. The Company is preparing to implement the new standard and expects that the adoption of SFAS No. 142 will not have a significant impact on future consolidated statements of financial position but will have a significant impact on the consolidated results of operations with the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill and other intangibles was $3.4 million.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No.143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.  Related Party Transactions

The note receivable balance of $5 million is due from a wholly owned indirect subsidiary of Duke Energy and is payable on demand, bearing interest at prime plus 2%. For the three months ended September 30, 2001 and September 30, 2000, interest income included $131 thousand associated with this note receivable. Interest income for both nine-month periods included $394 thousand associated with this note receivable.

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

5.  Business Combination

On September 18, 2000, a subsidiary of Duke Energy acquired all the outstanding stock and limited partnership interests in Market Hub Partners, L.P. (MHP). MHP indirectly owns all partnership interests in the Company. Duke Energy accounted for the acquisition of MHP using the purchase method of accounting for acquisitions. As a result, MHP's and the Company's assets and liabilities were adjusted to reflect preliminary estimated fair values and the excess of the purchase price over the estimated fair value of the net identifiable assets was recorded as goodwill. During the third quarter of 2001, Duke Energy completed the purchase price adjustments associated with the acquisition of MHP, and, as a result, certain property values and related liabilities of affiliates of the Company were adjusted. These adjustments resulted in an increase of approximately $66 million to goodwill and partners' capital of the Company under pushdown accounting rules.

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

STORAGE CAPACITY

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

-------------------------------------------------------------------------------
                                                September 30,     September 30,
(Billion cubic feet (Bcf))                            2001               2000
-------------------------------------------------------------------------------
Combined Facility Totals
 Working gas capacity (1)                             25.6               22.7
 Average working gas capacity (2)                     24.6               22.7
 Average leased capacity (2)                          23.3               19.2
-------------------------------------------------------------------------------

(1) As of the date indicated.
(2) For the nine-month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2001 was $22.9 million compared to $7.2 million for the comparable period of 2000. The increase was primarily due to a $6.6 million increase in salt cavern storage revenues as a result of increased leased capacity and higher rates, and a $5.7 million increase in hub services revenues from increased parking and loaning activities. Interest expense also decreased $6 million resulting from decreased outstanding long-term debt balances since September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As a result of increased earnings, net cash provided by operations increased to $27.1 million for the nine months ended September 30, 2001, compared to $8.4 million for the same period of 2000.

Capital expenditures for the nine months ended September 30, 2001 and 2000 were $32.8 million and $2.3 million, respectively, and primarily represent the expansion of working storage capacity. The Company will continue expanding both Moss Bluff and Egan storage facilities from 12 Bcf to 16 Bcf each over the next few years. Remaining capital expenditures for 2001 are projected to be $7 million, primarily related to the expansion. The Company believes that funds generated from operations and/or advances from its parent will be sufficient to meet its liquidity requirements for the foreseeable future.

CURRENT ISSUES

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No.142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required.

Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. The Company is preparing to implement the new standard and expects that the adoption of SFAS No. 142 will not have a significant impact on future consolidated statements of financial position but will have a significant impact on the consolidated results of operations with the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill and other intangibles was $3.4 million.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No.143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

          None

(b)   Reports on Form 8-K

          The Company filed no reports on Form 8-K during the third quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARKET HUB PARTNERS STORAGE, L.P.

                                 By: MARKET HUB PARTNERS STORAGE, LLC, its
                                 general partner

November 13, 2001                /s/ Dorothy M. Ables
                                 -----------------------------------
                                 Dorothy M. Ables
                                 Senior Vice President, Finance and
                                 Administration and Chief Financial Officer