Form 10-K405
period 2001-12-31
MARKET HUB PARTNERS STORAGE LP
filed 2002-03-28
CIK 1060240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
        For the fiscal year ended December 31, 2001 or
[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from ________  to _______
Commission file number 333-51713

                        MARKET HUB PARTNERS STORAGE, L.P.
             (Exact name of registrant as specified in its charter)

                                       Delaware                                      76-0558052
            (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                5400 Westheimer Court  P.O. Box 1642  Houston, Texas                77251-1642
                       (Address of principal executive offices)                     (Zip Code)

                                  713-627-5400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
           Title of each class                    on which registered
           -------------------                    --------------------

          8 1/4% Notes Due 2008                The New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                                 --------------

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(c) and Item 7 has been reduced in accordance with Instruction (I)(2)(a).

All of the Registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                        MARKET HUB PARTNERS STORAGE, L.P.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS


Item                                                                                                  Page
----                                                                                                  ----

                                     PART I.

 1.  Business .....................................................................................   1
         General ..................................................................................   1
         Competition ..............................................................................   1
         Regulation ...............................................................................   2
         Environmental Matters ....................................................................   2
         Other Matters ............................................................................   2
 2.  Properties ...................................................................................   2
 3.  Legal Proceedings ............................................................................   2

                                    PART II.

 5.  Market for the Registrant's Common Equity and Related Partners' Capital Matters ..............   2
 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition ........   3
 7A. Quantitative and Qualitative Disclosures About Market Risk ...................................   5
 8.  Financial Statements and Supplementary Data ..................................................   6
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........  17

                                    PART IV.

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................  17
     Signatures ...................................................................................  18
     Exhibit Index ................................................................................  19

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from the Company's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Forward-Looking Statements."

                                     PART I.

Item 1. Business.

GENERAL

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas storage facilities that function as market hubs: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services such as park and loan services, wheeling and title transfer.

Executive offices of the Company are located at 5400 Westheimer Court, Houston, Texas 77056-5310, and the telephone number is (713) 627-5400.

The Company markets natural gas storage and hub services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space, injection and withdrawal fees for the actual use of the space, and fees for interruptible hub services.

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

The Moss Bluff facility consists of three storage caverns located in Liberty and Chambers counties near Houston, Texas. As of December 31, 2001, it provided approximately 13.0 billion cubic feet (Bcf) of working gas storage capacity. The Moss Bluff facility has access to five pipelines, three of which are intrastate and two of which are interstate. The three intrastate pipeline interconnects are with Kinder Morgan Texas Pipeline, EPGT Texas Pipeline, LP and Tejas Gas Pipeline. The interstate pipeline interconnects are with Natural Gas Pipeline Company of America and Texas Eastern Transmission, LP, an affiliate.

The Egan facility consists of two storage caverns located in Acadia Parish in the south central part of Louisiana. As of December 31, 2001, it provided the Company with approximately 12.7 Bcf of working gas storage capacity. The Egan facility matches Gulf Coast production to market demand in the midwestern and northeastern U.S. since it is located in the supply area and has proximity to the interstate and intrastate pipeline grids. Egan is interconnected with the pipeline facilities of ANR Pipeline Company, Columbia Gas Transmission Company, Florida Gas Transmission Company, Tennessee Gas Pipeline Company, Texas Eastern Transmission, LP, Texas Gas Transmission Corp. and CMS Trunkline Gas Company, LLC.

COMPETITION

The natural gas storage industry is highly competitive. The Company competes most directly with other independent, stand-alone storage facilities, and interstate and intrastate pipelines that offer storage services. Competitive factors include (i) the quantity, location and physical flow characteristics of interconnected pipelines, (ii) the costs, service and rates of the Company's competitors, (iii) the ability to offer service from multiple locations and (iv) the amount and type of ancillary or hub services offered.

REGULATION

Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act
(NGA), the Natural Gas Policy Act of 1978 (NGPA), Federal Energy Regulatory Commission (FERC) regulations and state laws.

The Moss Bluff facility is subject to FERC regulation and regulation by the Texas Railroad Commission. The Moss Bluff facility is classified as a "Hinshaw pipeline," exempt from the FERC's interstate pipeline rates and service jurisdiction under the NGA. However, Moss Bluff interstate transactions are subject to the FERC regulations applicable to Hinshaw pipelines.

The Egan facility is subject to FERC regulation under the NGA and NGPA. In 1996, Egan received a certificate of public convenience and necessity from the FERC for its storage facility. Egan also has authority to offer natural gas storage and hub services at market-based rates, pursuant to its FERC gas tariff.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local regulations for air and water quality, hazardous and solid waste disposal and other environmental matters. Some environmental regulations affecting the Company include, but are not limited to:

..    The Clean Air Act (CAA) and the 1990 amendments to the CAA, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone. Owners and/or operators of air emissions sources are responsible for obtaining permits and for annual compliance and reporting.
..    The Federal Water Pollution Control Act which requires permits for facilities that discharge treated waste water into the environment.
..    The Comprehensive Environmental Response, Compensation and Liability Act,
     which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.
..    The Solid Waste Disposal Act, as amended by the Resource Conservation and
     Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.
..    The laws and regulations administered by the Texas Natural Resource
     Conservation Commission, the Texas Railroad Commission, the Louisiana Office of Conservation, and the Louisiana Department of Environmental Quality.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

OTHER MATTERS

As of December 31, 2001, the Company had approximately 25 employees.

Item 2. Properties.

For information concerning natural gas storage properties, see "Business, Natural Gas Storage."

Item 3. Legal Proceedings.

None.

                                   PART II.

Item 5. Market for the Registrant's Common Equity and Related Partners' Capital Matters.

The Company does not have any established public trading market for any of its partners' capital.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.
Introduction

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company markets natural gas storage services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space, and injection and withdrawal fees for the actual use of the space. The Company also receives fees for interruptible hub services, including balancing, wheeling, title transfer, imbalance trading, parking and loaning of natural gas.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Because all of the outstanding partnership interests of the Company are owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-K for certain issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction I (1)(a) and (b) for Form 10-K.

Business Strategy. The Company plans to continue to grow its revenue base by offering superior deliverability and innovative services and by increasing the overall asset portfolio through expansion of existing facilities, new project development and acquisitions.

CAPACITY

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

  ------------------------------------------------------------------------------
                                               December 31,      December 31,
  (Billion cubic feet (Bcf))                      2001              2000
  ------------------------------------------------------------------------------
  Consolidated Facility Totals
    Working gas capacity (1)                      25.7              23.1
    Average working gas capacity (2)              24.9              22.8
    Average leased capacity (2)                   23.8              19.4
  ------------------------------------------------------------------------------
  (1) As of the date indicated.
  (2) From January 1 to December 31 of the years indicated.

RESULTS OF OPERATIONS

Net income in 2001 was $35.7 million compared to $11.2 million in 2000. The increase was due primarily to a $9.3 million increase in Salt Cavern Storage Revenues as a result of increased leased capacity and higher rates, and an $11.6 million increase in Hub Service Revenues from increased parking and loaning activities. Interest expense also decreased $7.6 million resulting from decreased outstanding long-term debt balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations increased to $45.4 million in 2001, compared to $16.7 million in 2000, primarily as a result of increased earnings.

Capital expenditures were $40.5 million in 2001 and $2.9 million in 2000, and primarily represent the expansion of working storage capacity. The Company will continue expanding both Moss Bluff and Egan storage facilities up to a working storage capacity of 16 Bcf each over the next few years. The Company believes that funds generated from operations and/or advances from its parent will be sufficient to meet its liquidity requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Revenues. Storage revenues consist of demand charges for the reservation of storage space or the use of injection and withdrawal facilities, and usage fees for the actual use of storage space or injection and withdrawal facilities. Demand fees are recognized as revenue over the term of the related storage agreement; usage fees and hub services revenues, which consist of a variety of other storage injection and withdrawal services, are recognized as services are performed.

CURRENT ISSUES

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are now subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified by the Company. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position but will have a significant impact on the consolidated results of operations with the discontinuation of goodwill amortization expense. For 2001, amortization expense for goodwill was $5.1 million. The FASB and the Emerging Issues Task Force continue to respond to questions to clarify key aspects of SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard, and management believes that it will have no material adverse effect on the Company's consolidated results of operations or financial position.

Forward-Looking Statements. The Company reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from the Company's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements.

Factors that could cause actual results to differ materially from the expectations expressed or implied in such forward-looking statements include, but are not limited to: local, state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the natural gas industry; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by the Company's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth opportunities for the Company; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material risk exposure to market rate changes that affect market risk sensitive instruments.

Item 8. Financial Statement and Supplementary Data

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              Years Ended December 31,
                                              ---------------------------------------------------
                                                  2001              2000              1999
                                              ---------------   ---------------    --------------

Operating Revenues
      Salt cavern storage revenues              $     39,904      $     30,617       $    32,208
      Hub service revenues                            13,968             2,413             1,347
                                              ---------------   ---------------    --------------
           Total operating revenues                   53,872            33,030            33,555
                                              ---------------   ---------------    --------------

Operating Expenses
      Operation and maintenance                        4,083             5,514             6,380
      Depreciation and amortization                   10,503             6,939             6,772
      Property and other taxes                         2,469             1,306             1,171
                                              ---------------   ---------------    --------------
           Total operating expenses                   17,055            13,759            14,323
                                              ---------------   ---------------    --------------

Operating Income                                      36,817            19,271            19,232

Other Income and Expenses                                530             1,136             1,246

Interest Expense                                       1,616             9,181             9,176
                                              ---------------   ---------------    --------------

Net Income                                      $     35,731      $     11,226       $    11,302
                                              ===============   ===============    ==============

                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Years Ended December 31,
                                                                                 -------------------------------------------------
                                                                                        2001             2000             1999
                                                                                 ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                  $      35,731    $      11,226     $     11,302
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                            10,503            6,939            6,772
                (Increase) decrease in
                       Accounts receivable                                                 (712)           1,630           (1,349)
                       Other current assets                                              (1,053)              52              (98)
                       Other assets                                                         (16)             428               83
                Increase (decrease) in
                       Accounts payable and other accrued liabilites                        334           (1,303)          (5,337)
                       Accrued interest                                                     (81)          (2,322)               -
                       Accrued property tax                                                 652               59              132
                                                                                 ---------------  ---------------  ---------------
                           Net cash provided by operating activities                     45,358           16,709           11,505
                                                                                 ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                              (40,482)          (2,860)          (9,568)
      Net (decrease) increase in advances payable - affiliates                          (10,687)          70,223                -
      Decrease in note receivable - affiliate                                             5,000                -                -
                                                                                 ---------------  ---------------  ---------------
                          Net cash (used in) provided by investing activities           (46,169)          67,363           (9,568)
                                                                                 ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayments of long-term debt                                                            -          (87,790)               -
      Distributions to partners                                                               -           (9,500)          (7,500)
                                                                                 ---------------  ---------------  ---------------
                         Net cash used in financing activities                                -          (97,290)          (7,500)
                                                                                 ---------------  ---------------  ---------------

      Net decrease in cash and cash equivalents                                            (811)         (13,218)          (5,563)

      Cash and cash equivalents at beginning of period                                      811           14,029           19,592
                                                                                 ---------------  ---------------  ---------------
      Cash and cash equivalents at end of period                                  $           -    $         811     $     14,029
                                                                                 ===============  ===============  ===============

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                           $       2,245    $      11,503     $      9,176

                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          December 31,
                                                              -------------------------------
                                                                     2001              2000
                                                              ----------------      ---------
ASSETS

Current Assets
      Cash and cash equivalents                               $           -      $        811
      Accounts receivable                                             5,187             3,623
      Accounts receivable - affiliate                                   487             1,339
      Note receivable - affiliate                                         -             5,000
      Natural gas imbalance receivables                              29,960            39,447
      Other                                                           1,173               120
                                                              -------------      ------------
           Total current assets                                      36,807            50,340
                                                              -------------      ------------

Property, Plant and Equipment
      Cost                                                          238,580           198,410
      Less accumulated depreciation and amortization                 33,319            28,081
                                                              -------------      ------------
           Net property, plant and equipment                        205,261           170,329
                                                              -------------      ------------

Goodwill, Net of Accumulated Amortization                           212,616           150,990
Other Assets                                                            228               217
                                                              -------------      ------------

      Total Assets                                            $     454,912      $    371,876
                                                              =============      ============


LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
      Accounts payable                                        $         185      $         16
      Accrued interest                                                  748               829
      Accrued property tax                                            1,804             1,152
      Natural gas imbalance payables                                 29,960            39,447
      Other accrued liabilities                                       2,689             2,471
                                                              -------------      ------------
           Total current liabilities                                 35,386            43,915
                                                              -------------      ------------

Long-term Debt
      Advances payable - affiliates                                  60,577            70,223
      Other                                                          27,210            27,210
                                                              -------------      ------------
           Total long-term debt                                      87,787            97,433
                                                              -------------      ------------
Commitments and Contingencies

Partners' Capital                                                   331,739           230,528
                                                              -------------      ------------

      Total Liabilities and Partners' Capital                 $     454,912      $    371,876
                                                              =============      ============




                 See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                 (In thousands)

---------------------------------------------------------------------------------------------
Balance January 1, 1999                                                             $  81,113
---------------------------------------------------------------------------------------------

      Partner distributions prior to acquisition by Duke Energy Corporation            (7,500)
      Net Income                                                                       11,302

---------------------------------------------------------------------------------------------
Balance December 31, 1999                                                           $  84,915
---------------------------------------------------------------------------------------------

      Partner distributions prior to acquisition by Duke Energy Corporation            (9,500)
      Net Income                                                                       11,226
      Allocation of purchase price by Duke Energy Corporation                         143,887

---------------------------------------------------------------------------------------------
Balance December 31, 2000                                                           $ 230,528
---------------------------------------------------------------------------------------------

      Net Income                                                                       35,731
      Adjustments of allocation of purchase price by Duke Energy Corporation           65,480

---------------------------------------------------------------------------------------------
Balance December 31, 2001                                                           $ 331,739
---------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
              For The Years Ended December 31, 2001, 2000 and 1999

Note 1. Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas market hubs: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. The Company's Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff, as a Hinshaw pipeline, must also comply with some requirements under FERC regulations.

Note 2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances.

Conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could differ from those estimates.

Cash and Cash Equivalents. All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Goodwill. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over the useful lives of the acquired assets. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2001 was $212.6 million, net of accumulated amortization of $6.3 million. The amount of goodwill as of December 31, 2000 was $151.0 million, net of accumulated amortization of $1.2 million. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. For information on the impact of SFAS No. 142 on goodwill and goodwill amortization see the New Accounting Standards section of this footnote. (See Note 3 for information on significant goodwill additions.)

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred. Depreciation is generally computed using the straight-line method over estimated useful lives of the assets ranging from 15 to 40 years. Effective January 1, 2000, the Company changed the estimated lives of the storage caverns from 30 to 40 years. As a result, annual depreciation expense decreased by approximately
$1 million.

When the Company retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the property and related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the FERC.

Impairment of Long-Lived Assets. The Company reviews the recoverability of long-lived and intangible assets when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. For the years ended 2001, 2000 and 1999, there were no impairments recorded by the Company for its long-lived and intangible assets.

Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted on January 1, 2001. This adoption did not effect the Company's Consolidated Statements of Partners' Capital.

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

Income Taxes. The Company is not subject to income tax, but rather the taxable income or loss of the Company is reported on the respective income tax returns of its partners. Therefore, there are no income tax amounts reflected in the Consolidated Financial Statements of the Company.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are now subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified by the Company. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position but will have a significant impact on the consolidated results of operations with the discontinuation of goodwill amortization expense. For 2001, goodwill amortization expense was $5.1 million. The FASB and the Emerging Issues Task Force continue to field questions to clarify key aspects of SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the new standard, and management believes that it will have no material adverse effect on the Company's consolidated results of operations or financial position.

Note 3. Business Combination

On September 18, 2000, a subsidiary of Duke Energy acquired all of the outstanding stock and limited partnership interests in Market Hub Partners, L.P.
(MHP) from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt. MHP indirectly owns all partnership interests in the Company. Duke Energy accounted for the acquisition of MHP using the purchase method of accounting. As a result, MHP's and the Company's assets and liabilities were adjusted to reflect estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets was recorded as goodwill. During 2001, Duke Energy completed the purchase price adjustments associated with the acquisition of MHP, and, as a result, some property values and related liabilities of the Company's affiliates were adjusted. These adjustments resulted in a non-cash increase of approximately $65 million to goodwill and partners' capital. Total goodwill of approximately $219 million was recorded by the Company in the transaction.

Note 4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. Natural gas volumes owed to
(from) the Company are valued at natural gas market prices as of the balance sheet dates.

Note 5. Related Party Transactions

The note receivable balance of $5 million as of December 31, 2000 was repaid during 2001. For the years ended December 31, 2001, 2000 and 1999, interest income included $525 thousand associated with this note receivable.

Advances payable - affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. During the fourth quarter of 2000, the Company received advances of $87.8 million to repurchase a portion of the long-term notes payable. See Note 8 for more information on the note payable. Other increases and decreases in advances result from the movement of funds to provide for operations and capital expenditures.

Note 6. Property, Plant and Equipment

================================================================================
Net Property, Plant and Equipment (in thousands)
--------------------------------------------------------------------------------
                                                              December 31,
                                                       -------------------------
                                                           2001          2000
                                                       -------------------------
Natural gas storage facilities                          $   231,728    $ 184,176
Land                                                          2,756        2,712
Construction work in progress                                 3,841       11,087
Other                                                           255          435
                                                       -------------------------
     Total property, plant, and equipment                   238,580      198,410
Less accumulated depreciation and amortization               33,319       28,081
                                                       -------------------------
     Net property, plant and equipment                  $   205,261    $ 170,329
================================================================================

Note 7. Financial Instruments and Risk Management

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

The carrying value of the Company's financial instruments with respect to cash and cash equivalents and trade receivables and payables, approximates the fair value of these instruments at December 31, 2001 and 2000.

The Company's financial instruments also include $27 million of long-term debt as of December 31, 2001 and 2000. The fair value and the carrying value of the debt were approximately the same as of December 31, 2001 and December 31, 2000.

Note 8. Long-term Debt

As defined in the indenture governing the Company's long-term 8.25% notes payable (the Indenture), the acquisition described in Note 3 resulted in a Change of Control of the Company. Pursuant to the Indenture, holders of the notes had the right to require the Company to repurchase the notes following the Change of Control, at a price equal to 101% of their outstanding principal amount plus accrued and previously unpaid interest. As a result, during 2000, the Company repurchased $87.8 million of these notes. The remaining notes payable mature in 2008.

As permitted by the Indenture, the Company may make permitted distributions not to exceed, in the aggregate: 1) 35% of net income before extraordinary item for any period, and; 2) 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company's last fiscal quarter for which quarterly or annual consolidated financial statements are available before the date the permitted distributions are made for that same period. For the year ended December 31, 2000, the Company paid distributions of $9.5 million. The Company did not pay distributions during 2001.

Note 9. Significant Customers

Significant customers are those that individually account for more than 10% of the Company's consolidated revenues. For the year ended December 31, 2001, Northern Indiana Public Service Company (NIPSCO) and NJR Energy Services accounted for approximately 22% and 11%, respectively, of the Company's total revenues. For the year ended December 31, 2000, NIPSCO accounted for approximately 29% of the Company's total revenues. For the year ended December 31, 1999, NIPSCO and EnergyUSA-TPC accounted for approximately 27% and 12%, respectively, of the Company's total revenues.

Note 10. Employee Benefit Plans

Retirement Plan. The Company participates in Duke Energy's non-contributory defined benefit retirement plan. It covers most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. The fair value of Duke Energy's plan assets was $2,470 million and the projected benefit obligation was $2,528 million as of December 31, 2001. As of December 31, 2000, the fair value of Duke Energy's plan assets of $3,038 million exceeded the projected benefit obligation of $2,586 million.

================================================================================
 Assumptions Used in Duke Energy's Pension and Other Postretirement Benefits Accounting/a/
--------------------------------------------------------------------------------
 (Percent)                                                2001           2000
--------------------------------------------------------------------------------
 Discount rate                                            7.25           7.50
 Salary increase                                          4.94           4.53
 Expected long-term rate of return on plan assets         9.25           9.25
================================================================================
 a Reflects weighted averages across all plans.

The Company's net periodic pension benefit, as allocated by Duke Energy was less than $1 million for 2001 and 2000.

Duke Energy also sponsors, and the Company participates in, an employee savings plan that covers substantially all employees. The Company expensed plan contributions of less than $1 million for 2001 and 2000.

Prior to the Company's acquisition by Duke Energy, the Company provided a 401(k) savings plan (the "Plan") for all of its employees. In 1999, the Company contributed $44 thousand on behalf of Plan participants.

Other Post-retirement Benefits. The Company, in conjunction with Duke Energy, provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee's active service period to the date of full benefits eligibility. The fair value of Duke Energy's plan assets was $265 million and the accumulated post-retirement benefit obligation was $712 million as of December 31, 2001. As of December 31, 2000, the fair value of the plan assets was $325 million and the accumulated post-retirement benefit obligation was $614 million.

Note 11. Quarterly Financial Data (Unaudited)

==================================================================================================
                                   First       Second         Third       Fourth
 (In thousands)                   Quarter      Quarter       Quarter      Quarter        Total
--------------------------------------------------------------------------------------------------
 2001
 Operating revenues               $11,383      $12,810       $11,964      $17,715       $53,872
 Operating income                   7,539        8,620         7,696       12,962        36,817
 Net income                         7,362        8,288         7,222       12,859        35,731

 2000
 Operating revenues               $ 8,239      $ 7,711       $ 7,909      $ 9,171       $33,030
 Operating income                   4,799        4,306         4,666        5,500        19,271
 Net income                         2,603        2,132         2,508        3,983        11,226
==================================================================================================

Independent Auditors' Report

Market Hub Partners Storage, L.P.:

We have audited the accompanying consolidated balance sheets of Market Hub Partners Storage, L.P. and subsidiaries (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Houston, Texas
February 19, 2002

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

The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and an internal audit program augment the Company's accounting controls.

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

None.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

          Consolidated Financial Statements

              Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000 and 1999

              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2001, 2000 and 1999

              Consolidated Balance Sheets as of December 31, 2001 and 2000

              Consolidated Statements of Partners' Capital for the Years Ended
                  December 31, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

          Quarterly Financial Data (unaudited) (included in Note 11 to the
              Consolidated Financial Statements)

          All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K
          The Company filed no reports on Form 8-K during the fourth quarter of 2001.

(c)  Exhibits - See Exhibit Index immediately following the signature page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002                 MARKET HUB PARTNERS STORAGE, L.P.
                                     (registrant)

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

     (i)   Principal executive officer:

           By: /s/ Gregory J. Rizzo
               -------------------------------------------
              Gregory J. Rizzo
               President

     (ii)  Principal financial officer:

           By: /s/ Dorothy M. Ables
               -------------------------------------------
               Dorothy M. Ables
               Senior Vice President, Finance and Administration
               Chief Financial Officer

     (iii) Principal accounting officer:

           By: /s/ Alan N. Harris
               --------------------------------------------
               Alan N. Harris
               Vice President, Controller, Treasurer and Assistant Secretary

     (iv)  A majority of the Directors:

           By: /s/ Dorothy M. Ables
               --------------------------------------------
               Dorothy M. Ables

           By: /s/ Robert B. Evans
               --------------------------------------------
               Robert B. Evans

           By: /s/ Theopolis Holeman
               --------------------------------------------
               Theopolis Holeman

Date:  March 28, 2002

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

================================================================================
Exhibit Number        Description

--------------------------------------------------------------------------------
3.1                   Certificate of Limited Partnership of Market Hub Partners
                      Storage, L.P., as amended January 30, 1998. (Form S-4
                      (Reg. No. 333-51713), Exh. 3.1)
3.2                   Limited Partnership Agreement of Market Hub Partners
                      Storage, L.P., as amended as of December 31, 1997, by and
                      between Market Hub Partners Finance, L.L.C. and Market
                      Hub Partners, L.P. (Form S-4 (Reg. No. 333-51713),
                      Exh. 3.2)
4.1                   Indenture dated March 1, 1998 by and among Market Hub
                      Partners Storage, L.P., Market Hub Partners Finance, Inc.,
                      the Subsidiary Guarantors and IBJ Schroder Bank & Trust
                      Company, as Trustee. (Form S-4 (Reg. No. 333-51713), Exh.
                      4.1)
4.2                   Note Purchase Agreement dated April 11, 1997 by and among
                      Market Hub Partners, L.P. and the Note Purchasers Party
                      Thereto. (Form S-4 (Reg. No. 333-51713), Exh. 4.3)
4.3                   Waiver and Amendment Agreement dated February 11, 1998 and among Market Hub Partners, L.P. and the Note Purchasers
                      Party Thereto of the Note Purchase Agreement dated April
                      11, 1997. (Form S-4 (Reg. No. 333-51713, Exh. 4.4)
10.1                  Assumption Agreement dated March 1, 1998 by and among
                      Market Hub Partners Storage, L.P. and Market Hub Partners
                      Finance, Inc. (Form S-4 (Reg. No. 333-51713), Exh. 10.1)
*12                   Computation of Ratio of Earnings to Fixed Charges
21.1                  Subsidiaries of Market Hub Partners Storage, L.P. (Form
                      S-4 (Reg. No. 333-51713), Exh. 21.1)
================================================================================