Form 10-Q
period 2002-03-31
MARKET HUB PARTNERS STORAGE LP
filed 2002-05-15
CIK 1060240

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002                Commission File Number 333-51713

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

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part I, Item 3 and Part II, Items 2, 3, and 4 have been omitted in accordance with such Instruction H.

All of the Registrant's interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

===============================================================================

                        MARKET HUB PARTNERS STORAGE, L.P.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX

Item                                                                                                  Page
----                                                                                                  ----
                                      PART I. FINANCIAL INFORMATION

1.   Financial Statements ..........................................................................   1
     Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 ......   1
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 ......   2
     Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ........................   3
     Notes to Consolidated Financial Statements ....................................................   4
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition .........   5

                                       PART II. OTHER INFORMATION

1.   Legal Proceedings .............................................................................   7
6.   Exhibits and Reports on Form 8-K ..............................................................   7

     Signature .....................................................................................   8

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

Market Hub Partners Storage, L.P.'s (MHP's) reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from MHP's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements.

Factors that could cause actual results to differ materially from the expectations expressed or implied in such forward-looking statements include, but are not limited to: local, state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the natural gas industry; industrial, commercial and residential growth in the market areas served by MHP; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which MHP and its subsidiaries are subject or other external factors over which MHP has no control; the results of financing efforts, including MHP's ability to obtain financing on favorable terms, which can be affected by MHP's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth opportunities for MHP's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                          2002         2001
                                                      -----------   ---------
           Operating Revenues

                Salt cavern storage revenues            $  10,739     $ 8,544
                Hub service revenues                        4,971       2,839
                                                      -----------   ---------
                     Total operating revenues              15,710      11,383
                                                      -----------   ---------

           Operating Expenses

                Operation and maintenance                   1,592         894
                Depreciation and amortization               1,536       2,442
                Property and other taxes                      559         508
                                                      -----------   ---------
                     Total operating expenses               3,687       3,844
                                                      -----------   ---------

           Operating Income                                12,023       7,539

           Other Income and Expenses                            1         131

           Interest Expense                                   660         308
                                                      -----------   ---------

           Net Income                                   $  11,364     $ 7,362
                                                      ===========   =========

                See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------
       CASH FLOWS FROM OPERATING ACTIVITIES                           $   9,592       $   6,733
                                                                    ------------    ------------
       CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                           (555)           (821)
            Net decrease in advances payable - affiliates                (9,037)         (6,723)
                                                                    ------------    ------------
                           Net cash used in investing activities         (9,592)         (7,544)
                                                                    ------------    ------------

       CASH FLOWS FROM FINANCING ACTIVITIES                                   -               -
                                                                    ------------    ------------

            Net decrease in cash and cash equivalents                         -            (811)

            Cash and cash equivalents at beginning of period                  -             811
                                                                    ------------    ------------
            Cash and cash equivalents at end of period                $       -       $       -
                                                                    ============    ============

                 See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,   December 31,
                                                           2002         2001
                                                       (unaudited)
                                                       -----------  ------------
ASSETS

Current Assets
      Accounts receivable                               $   6,306     $   5,187
      Accounts receivable - affiliate                       1,169           487
      Natural gas imbalance and loan receivables           28,699        29,960
      Other                                                   563         1,173
                                                       -----------   -----------
           Total current assets                            36,737        36,807
                                                       -----------   -----------

Property, Plant and Equipment
      Cost                                                239,135       238,580
      Less accumulated depreciation and amortization       34,855        33,319
                                                       -----------   -----------
           Net property, plant and equipment              204,280       205,261
                                                       -----------   -----------

Goodwill, Net of Accumulated Amortization                 212,616       212,616
Other Assets                                                  298           228
                                                       -----------   -----------

      Total Assets                                      $ 453,931     $ 454,912
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
      Accounts payable                                  $     612     $     185
      Accrued interest                                        187           748
      Accrued property tax                                  1,303         1,804
      Natural gas imbalance and loan payables              28,699        29,960
      Other accrued liabilities                             1,277         2,689
                                                       -----------   -----------
           Total current liabilities                       32,078        35,386
                                                       -----------   -----------

Long-term Debt
      Advance payable - affiliates                         51,540        60,577
      Other                                                27,210        27,210
                                                       -----------   -----------
           Total long-term debt                            78,750        87,787
                                                       -----------   -----------

Partners' Capital                                         343,103       331,739
                                                       -----------   -----------

      Total Liabilities and Partners' Capital           $ 453,931     $ 454,912
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

2.  Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods.

New Accounting Standards. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. The Company did not recognize any impairment due to implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No such intangibles were identified at the Company.

The following table shows what net income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

-------------------------------------------------------------------------------
Goodwill - Adoption of SFAS No. 142 (in thousands)
-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                        2002           2001
-------------------------------------------------------------------------------
Net Income
  Reported net income                                $ 11,364        $ 7,362
  Add back:  Goodwill amortization                          -          1,085
                                                     --------        -------
  Adjusted net income                                $ 11,364        $ 8,447
                                                     ========        =======
-------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and March 31, 2001 are as follows:

-------------------------------------------------------------------------------
Goodwill (in thousands)
-------------------------------------------------------------------------------
   Balance                                                     Balance
 December 31,          Acquired                               March 31,
    2001               Goodwill            Other                2002
-------------------------------------------------------------------------------
   $212,616              $ -                $ -               $212,616
===============================================================================
   Balance                                                     Balance
 December 31,          Acquired                               March 31,
    2000               Goodwill            Other                2001
-------------------------------------------------------------------------------
   $150,990              $ -              $(1,017)            $149,973
===============================================================================

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material effect on the Company's consolidated results of operations or financial position.

3.  Related Party Transactions

For the three months ended March 31, 2001, interest income included $131 thousand associated with a note receivable due from an affiliate. This note receivable was repaid in December 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company markets natural gas storage services and hub services to pipelines, local distribution companies, producers, end-users and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space, and injection and withdrawal fees for the actual use of the space. The Company also receives fees for interruptible hub services, including balancing, wheeling, title transfer, imbalance trading, parking and loaning of natural gas.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

CAPACITY

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

  -----------------------------------------------------------------------------
                                                    March 31,         March 31,
  (Billion cubic feet (Bcf))                          2002              2001
  -----------------------------------------------------------------------------
  Combined Facility Totals
    Working gas capacity (1)                          26.0              24.4
    Average working gas capacity (2)                  25.2              23.8
    Average leased capacity (2)                       25.5              20.3
  -----------------------------------------------------------------------------
  (1) As of the date indicated.
  (2) For the three-month period ended as of the date indicated.

-                                       5

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2002 was $11.4 million compared to $7.4 million for the comparable period of 2001. The increase was due primarily to an increase in salt cavern storage revenues as a result of increased leased capacity and higher rates, and an increase in hub service revenues from increased parking and loaning activities.

Depreciation and amortization decreased since goodwill is no longer amortized as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These decreased expenses were partially offset by increased interest expense due to adjustments included in the 2001 interest amounts.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the three months ended March 31, 2002 were $0.6 million and $0.8 million for the comparable 2001 period and primarily represent the expansion of working storage capacity. The Company will continue expanding both Moss Bluff and Egan storage facilities up to a working storage capacity of 16 Bcf each over the next few years. The Company believes that funds generated from operations and/or advances from its parent will be sufficient to meet its liquidity requirements for the foreseeable future.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         None

(b)   Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MARKET HUB PARTNERS STORAGE, L.P.


                              By: MARKET HUB PARTNERS STORAGE, LLC, its general partner

May 14, 2002                  /s/ Dorothy M. Ables
                              --------------------------------------------------
                              Dorothy M. Ables
                              Senior Vice President, Finance and Administration
                              and Chief Financial Officer