Form 10-Q
period 2002-06-30
MARKET HUB PARTNERS STORAGE LP
filed 2002-08-14
CIK 1060240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

Commission File Number 333-51713

MARKET HUB PARTNERS STORAGE, L.P.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	76-0558052 (IRS Employer Identification No.)

5400 Westheimer Court
P.O. Box 1642
Houston, TX 77251-1642
(Address of Principal Executive Offices)
(Zip code)

713-627-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part I, Item 3 and Part II, Items 2, 3, and 4 have been omitted in accordance with such Instruction H.

All of the Registrant’s interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

MARKET HUB PARTNERS STORAGE, L.P.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Market Hub Partners Storage, L.P.’s (MHP’s) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•
state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry;

•	the outcomes of litigation and regulatory proceedings or inquiries;

•	industrial, commercial and residential growth in our service territories;

•	the weather and other natural phenomena;

•	the timing and extent of changes in interest rates;

•	changes in environmental and other laws and regulations to which we and our subsidiaries are subject or other external factors over which we have no control;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	the level of creditworthiness of counterparties to our transactions;

•	growth in opportunities for our business;

•	the performance of pipeline facilities;

•	the extent of success in connecting and expanding gas markets; and

•	the effect of accounting policies issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating Revenues
Salt cavern storage revenues	$10,615	$10,115	$21,354	$18,659
Hub service revenues	2,511	2,695	7,482	5,534

Total operating revenues	13,126	12,810	28,836	24,193

Operating Expenses
Operation and maintenance	651	829	2,243	1,723
Depreciation and amortization	1,586	2,455	3,122	4,897
Property and other taxes	213	906	772	1,414

Total operating expenses	2,450	4,190	6,137	8,034

Operating Income	10,676	8,620	22,699	16,159
Other Income and Expenses	1	132	2	263
Interest Expense	540	464	1,200	772

Net Income	$10,137	$8,288	$21,501	$15,650

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	$23,662	$17,737

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,245)	(23,944)
Net (decrease)\increase in advances payable—affiliates	(21,417)	5,396

Net cash used in investing activities	(23,662)	(18,548)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

Net decrease in cash and cash equivalents	—	(811)
Cash and cash equivalents at beginning of period	—	811

Cash and cash equivalents at end of period	$—	$—

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Accounts receivable	$4,499	$5,187
Accounts receivable—affiliates	1,055	487
Natural gas imbalance and loan receivables	57,591	29,960
Other	383	1,173

Total current assets	63,528	36,807

Property, Plant and Equipment
Cost	240,808	238,580
Less accumulated depreciation and amortization	36,422	33,319

Net property, plant and equipment	204,386	205,261

Goodwill, Net of Accumulated Amortization	212,616	212,616
Other Assets	228	228

Total Assets	$480,758	$454,912

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$2	$185
Accrued interest	748	748
Accrued property tax	1,742	1,804
Natural gas imbalance and loan payables	57,591	29,960
Other accrued liabilities	1,065	2,689

Total current liabilities	61,148	35,386

Long-term Debt
Advances payable—affiliates	39,160	60,577
Other	27,210	27,210

Total long-term debt	66,370	87,787

Partners’ Capital	353,240	331,739

Total Liabilities and Partners’ Capital	$480,758	$454,912

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas storage facilities that function as market hubs: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. The Company’s Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff, as a Hinshaw pipeline, must also comply with some requirements under FERC regulations.

2.    Summary of Significant Accounting Policies

Consolidation.    The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption.

New Accounting Standards.    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. The Company did not recognize any material impairment due to implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No adjustments to intangibles were identified at the Company at transition.

The following table shows what net income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

Goodwill—Adoption of SFAS No. 142 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Income
Reported net income	$10,137	$8,288	$21,501	$15,650
Add back: Goodwill amortization	—	1,099	—	2,184

Adjusted net income	$10,137	$9,387	$21,501	$17,834

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 and June 30, 2001 are as follows:

Goodwill (in thousands)

Balance December 31, 2001	Acquired Goodwill	Other	Balance June 30, 2002
$ 212,616	$ —	$ —	$ 212,616

Balance December 31, 2000	Acquired Goodwill	Other	Balance June 30, 2001
$ 150,990	$ —	$ (1,652)	$ 149,338

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale or as a discontinued operation. Adoption of the new standard had no effect on the Company’s consolidated results of operations or financial position.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is increased due to the passage of time based on the time value of money until the obligation is settled.

The Company is required and plans to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify any legal obligations for asset retirement obligations, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort needed to comply with the adoption of SFAS No. 143, the Company is currently assessing the new standard but has not yet determined the impact on its consolidated results of operations, cashflows or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally the Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3.    Related Party Transactions

Advances payable-affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

At June 30, 2002 and December 31, 2001, natural gas imbalance receivables included $56.5 million and $25 million, respectively, due from an affiliate. In addition, at June 30, 2002 and December 31, 2001, natural gas imbalance payables included $12.3 million and $4.4 million, respectively, due to an affiliate.

For the three months ended June 30, 2001, interest income included $132 thousand, and for the six months ended June 30, 2001, interest income included $263 thousand associated with a note receivable due from an affiliate. This note receivable was repaid in December 2001

4. Credit Risk

The Company markets natural gas storage and hub services to pipelines, local distribution companies, producers, end-users, power generators, and natural gas marketers. The Company has concentrations of receivables from such customers such as power generating companies that may affect the Company’s overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company is increasing its effort to monitor the liquidity of its customers, and will evaluate securitization and other options, as appropriate, to manage its storage contract positions and hub services.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

CAPACITY

The Company’s financial condition and results of operations are directly related to the working storage capacity of the Company’s storage facilities.

	June 30, 2002	June 30, 2001
	(Billion cubic feet (Bcf))
Combined Facility Totals
Working gas capacity(1)	26.8	25.5
Average working gas capacity(2)	26.3	24.3
Average leased capacity(2)	25.8	22.3

(1)	As of the date indicated.
(2)	For the six-month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2002 was $21.5 million compared to $15.7 million for the comparable period of 2001. The increase was due primarily to an increase in salt cavern storage revenues as a result of increased leased capacity and higher rates, and an increase in hub service revenues from increased parking and loaning activities.

Depreciation and amortization decreased since goodwill is no longer amortized as a result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” These decreased expenses were partially offset by increased interest expense due to adjustments included in the 2001 interest amounts.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the six months ended June 30, 2002 were $2.2 million and $23.9 million for the comparable 2001 period. The 2001 capital expenditures were primarily for pad gas purchases associated with capacity expansion. The Company will continue expanding both Moss Bluff and Egan storage facilities up to a total working storage capacity of 28 Bcf by December 31, 2002 with continued expansions planned in 2003 and 2004. The Company believes that funds generated from operations and/or advances from its parent will be sufficient to meet its liquidity requirements for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Credit Risk

The Company markets natural gas storage and hub services to pipelines, local distribution companies, producers, end-users, power generators, and natural gas marketers. The Company has concentrations of receivables from such customers such as power generating companies that may affect the Company’s overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed in credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company is increasing its effort to monitor the liquidity of its customers, and will evaluate securitization and other options, as appropriate, to manage its storage contract positions and hub services.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET HUB PARTNERS STORAGE, L.P.

By: MARKET HUB PARTNERS STORAGE, LLC, its general partner

/s/ DOROTHY M. ABLES
Dorothy M. Ables Senior Vice President, Finance and Administration and Chief Financial Officer

August 14, 2002