Form 10-Q
period 2002-09-30
MARKET HUB PARTNERS STORAGE LP
filed 2002-11-14
CIK 1060240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002                        Commission File Number 333-51713

MARKET HUB PARTNERS STORAGE, L.P.
(Exact name of Registrant as Specified in its Charter)

Delaware	76-0558052
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

5400 Westheimer Court
P.O. Box 1642
Houston, TX 77251-1642
(Address of Principal Executive Offices)
(Zip code)

713-627-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part II, Items 2, 3, and 4 have been omitted in accordance with such Instruction H.

All of the Registrant’s interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

MARKET HUB PARTNERS STORAGE, L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	industrial, commercial and residential growth in our service territories;

•	the weather and other natural phenomena;

•	the timing and extent of changes in interest rates;

•	general economic conditions;

•	changes in environmental and other laws and regulations to which we and our subsidiaries are subject or other external factors over which we have no control;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	the level of creditworthiness of counterparties to our transactions;

•	growth in opportunities for our business;

•	the performance of pipeline and storage facilities;

•	the extent of success in connecting and expanding gas markets; and

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

i

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
MARKET HUB PARTNERS STORAGE, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating Revenues
Salt cavern storage revenues	$10,806	$10,594	$32,160	$29,253
Hub service revenues	4,669	1,370	12,151	6,904

Total operating revenues	15,475	11,964	44,311	36,157

Operating Expenses
Operation and maintenance	1,108	1,125	3,351	2,848
Depreciation and amortization	1,567	2,626	4,689	7,523
Property and other taxes	566	517	1,338	1,931

Total operating expenses	3,241	4,268	9,378	12,302

Operating Income	12,234	7,696	34,933	23,855
Other Income and Expenses	1	135	3	398
Interest Expense	510	609	1,710	1,381

Net Income	$11,725	$7,222	$33,226	$22,872

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	$34,554	$27,129

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,139)	(32,768)
Net (decrease) increase in advances payable—affiliates	(28,315)	4,828

Net cash used in investing activities	(34,454)	(27,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(100)	—

Net cash used in financing activities	(100)	—

Net decrease in cash and cash equivalents	—	(811)
Cash and cash equivalents at beginning of period	—	811

Cash and cash equivalents at end of period	$—	$—

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002 (unaudited)	December 31, 2001
ASSETS
Current Assets
Accounts receivable	$6,718	$5,187
Accounts receivable—affiliates	1,170	487
Natural gas imbalance and loan receivables	24,257	29,960
Other	187	1,173

Total current assets	32,332	36,807

Property, Plant and Equipment
Cost	244,702	238,580
Less accumulated depreciation and amortization	37,989	33,319

Net property, plant and equipment	206,713	205,261

Goodwill, Net of Accumulated Amortization	212,616	212,616
Other Assets	280	228

Total Assets	$451,941	$454,912

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$22	$185
Accrued interest	187	748
Accrued property tax	2,233	1,804
Natural gas imbalance and loan payables	24,257	29,960
Other accrued liabilities	905	2,689

Total current liabilities	27,604	35,386

Long-term Debt
Advances payable—affiliates	32,262	60,577
Other	27,110	27,210

Total long-term debt	59,372	87,787

Partners’ Capital	364,965	331,739

Total Liabilities and Partners’ Capital	$451,941	$454,912

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas storage facilities that function as market hubs: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, power generators, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. The Company’s Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff, as a Hinshaw pipeline, must also comply with the Texas Railroad Commission’s rules and regulations and certain requirements under FERC regulations.

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

New Accounting Standards.    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair value-based annual impairment assessment. The Company did not recognize any material impairment due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No adjustments to intangibles were identified by the Company at transition.

The following table shows what net income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

Goodwill—Adoption of SFAS No. 142 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income
Reported net income	$11,725	$7,222	$33,226	$22,872
Add back: Goodwill amortization	—	1,264	—	3,448

Adjusted net income	$11,725	$8,486	$33,226	$26,320

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 and September 30, 2001 are as follows:

Goodwill (in thousands)

Balance December 31, 2001	Acquired Goodwill	Other	Balance September 30, 2002

$212,616	$—	$—	$212,616

Balance December 31, 2000	Acquired Goodwill	Other	Balance September 30, 2001

$150,990	$—	$63,235	$214,225

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

The Company is required and plans to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify any legal obligations for asset retirements, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and requires gathering market information and developing cash flow models. Because of the effort needed to comply with the adoption of SFAS No. 143, the Company is currently assessing the new standard but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally the Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3.    Related Party Transactions

Advances payable-affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures and debt payments of the Company.

At September 30, 2002 and December 31, 2001, natural gas imbalance receivables included approximately $23 million and $25 million, respectively, due from an affiliate. In addition, at September 30, 2002 and December 31, 2001, natural gas imbalance payables included approximately $10 million and $4 million, respectively, due to an affiliate.

For the three months ended September 30, 2001, interest income included $131 thousand, and for the nine months ended September 30, 2001, interest income included $394 thousand associated with a note receivable due from an affiliate. This note receivable was repaid in December 2001.

4.    Credit Risk

The Company markets natural gas storage and hub services to pipelines, local distribution companies, producers, end-users, power generators, and natural gas marketers. The Company has concentrations of receivables from customers in the energy industry that may affect the Company’s overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company has increased its effort to monitor the liquidity of its customers, and will evaluate securitization and other options, as appropriate, to manage its storage contract positions and hub services.

5.    Regulatory Matters

Notice of Proposed Rulemaking (NOPR).    NOPR on Standards of Conduct.    In September 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of “affiliate” covered by the standards of conduct. Various entities filed comments on the NOPR with the FERC, including Duke Energy, in December 2001. In April 2002, the FERC Staff issued an analysis of the comments received from these entities. In several areas, the staff’s analysis reflects important changes to the NOPR. However, with regard to corporate governance, the staff’s analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with storage functions (such as the Company). A public conference was held in May 2002 to discuss the proposed revisions to the gas standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff’s analysis in June 2002. Issuance of a final rule is now pending before the FERC.

NOPR on Asset Retirement Obligations.    On October 30, 2002, the FERC issued a NOPR which seeks to establish a more transparent, complete and consistent reporting of liabilities associated with the retirement of long-lived assets. Among other things, the FERC proposes adding new balance sheet and income statement accounts to reflect the value of such liabilities, similar to the provisions in SFAS No. 143, “Accounting for Asset Retirement Obligations.” (see Note 2.). The changes are proposed to take effect on January 1, 2003 and apply to public utilities, natural gas firms and oil pipeline companies. The Company has initiated a detailed review of the NOPR. The Company is currently assessing the NOPR but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company markets natural gas storage services and hub services to pipelines, local distribution companies, producers, end-users, power generators, and natural gas marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space, and injection and withdrawal fees for the actual use of the space. The Company also receives fees for interruptible hub services, including balancing, wheeling, title transfer, imbalance trading, parking and loaning of natural gas.

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

CAPACITY

The Company’s financial condition and results of operations are directly related to the working storage capacity of the Company’s storage facilities.

(Billion cubic feet (Bcf))	September 30, 2002	September 30, 2001

Combined Facility Totals
Working gas capacity (1)	29.0	25.6
Average working gas capacity (2)	28.0	24.6
Average leased capacity (2)	25.5	23.3

(1)	As of the date indicated.
(2)	For the nine-month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2002 was $33.2 million compared to $22.9 million for the comparable period of 2001. The increase was due primarily to an increase in salt cavern storage revenues as a result of increased leased capacity and higher rates, and an increase in hub service revenues from increased parking and loaning activities.

Depreciation and amortization decreased since goodwill is no longer amortized as a result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” These decreased expenses were partially offset by increased interest expense due to adjustments included in the 2001 interest amounts and decreased interest income due to the repayment of a note receivable from an affiliate. See Note 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures for the nine months ended September 30, 2002 were $6.1 million and $32.8 million for the comparable 2001 period. The 2001 capital expenditures were primarily for pad gas purchases associated with capacity expansion and the Egan lateral expansion. Projected 2002 capital expenditures are approximately $13 million, primarily associated with capacity expansion. The Company believes that funds generated from operations and/or advances from its parent will be sufficient to meet its liquidity requirements for the foreseeable future.

CURRENT ISSUES

Notice of Proposed Rulemaking (NOPR).    NOPR on Standards of Conduct.    In September 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of “affiliate” covered by the standards of conduct. Various entities filed comments on the NOPR with the FERC, including Duke Energy, in December 2001. In April 2002, the FERC Staff issued an analysis of the comments received from these entities. In several areas, the staff’s analysis reflects important changes to the NOPR. However, with regard to corporate governance, the staff’s analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with storage functions (such as the Company). A public conference was held in May 2002 to discuss the proposed revisions to the gas standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff’s analysis in June 2002. Issuance of a final rule is now pending before the FERC.

NOPR on Asset Retirement Obligations.    On October 30, 2002, the FERC issued a NOPR which seeks to establish a more transparent, complete and consistent reporting of liabilities associated with the retirement of long-lived assets. Among other things, the FERC proposes adding new balance sheet and income statement accounts to reflect the value of such liabilities, similar to the provisions in SFAS No. 143, “Accounting for Asset Retirement Obligations.” (see Note 2.). The changes are proposed to take effect on January 1, 2003 and apply to public utilities, natural gas firms and oil pipeline companies. The Company has initiated a detailed review of the NOPR. The Company is currently assessing the NOPR but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

CREDIT RISK

The Company markets natural gas storage and hub services to pipelines, local distribution companies, producers, end-users, power generators, and natural gas marketers. The Company has concentrations of receivables from customers in the energy industry that may affect the Company’s overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In view of the current challenges in the energy sector, the Company has increased its effort to monitor the liquidity of its customers, and will evaluate securitization and other options, as appropriate, to manage its storage contract positions and hub services.

Item 4.    Controls and Procedures.

The Company’s management, including the President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14 during October and November 2002. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

None

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKET HUB PARTNERS STORAGE, L.P.

	By:	MARKET HUB PARTNERS STORAGE, L.L.C, its general partner /S/ DOROTHY M. ABLES
November 14, 2002		Dorothy M. Ables Senior Vice President, Finance & Administration and Chief Financial Officer

CERTIFICATIONS

I, Gregory J. Rizzo certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Market Hub Partners Storage, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GREGORY J. RIZZO
Gregory J. Rizzo President Market Hub Partners Storage, L.L.C. General Partner of Market Hub Partners Storage, L.P.

CERTIFICATIONS

I, Dorothy M. Ables certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Market Hub Partners Storage, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DOROTHY M. ABLES
Dorothy M. Ables Senior Vice President, Finance & Administration and Chief Financial Officer Market Hub Partners Storage, L.L.C. General Partner of Market Hub Partners Storage, L.P.