Form 10-K
period 2002-12-31
MARKET HUB PARTNERS STORAGE LP
filed 2003-03-28
CIK 1060240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of class
None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(c) and Item 7 has been reduced in accordance with Instruction (I)(2)(a).

All of the Registrant’s interests are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

MARKET HUB PARTNERS STORAGE, L.P.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Market Hub Partners Storage, L.P.’s (the Company’s) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent the Company’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside the Company’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•

State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry

i

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in its customers’ service territories

•	The weather and other natural phenomena

•	The timing and extent of changes in interest rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control

•	The results of financing efforts, including the Company’s ability to obtain financing on favorable terms, which can be affected by various factors, including the Company’s credit ratings, the credit ratings of its parents, and general economic conditions

•	The level of creditworthiness of counterparties to the Company’s transactions

•	Growth in opportunities for the Company’s business

•	The performance of pipeline and storage facilities

•	The extent of success in connecting and expanding gas markets and

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than the Company has described. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I.

Item 1. Business.

GENERAL

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas storage facilities: Moss Bluff and Egan. The Company markets high deliverability natural gas storage services and hub services to pipelines, local distribution companies, producers, end-users, power generators, and energy marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space, and injection and withdrawal fees for the actual use of the space. The Company also receives fees for interruptible hub services, including balancing, wheeling, title transfer, parking and loaning of natural gas.

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

The Company utilizes a technique called Solution Mining Under Gas (SMUG) to maintain cavern delivery pressure during gas withdrawal periods without disrupting service. This technique is also used to expand the cavern capacity.

The Moss Bluff facility consists of three storage caverns located in Liberty and Chambers counties near Houston, Texas. As of December 31, 2002, it provided approximately 15.0 billion cubic feet (Bcf) of working gas storage capacity. The Moss Bluff facility has access to five pipelines, three of which are intrastate and two of which are interstate. The three intrastate pipeline interconnects are with Kinder Morgan Texas Pipeline, EPGT Texas Pipeline, LP and Tejas Gas Pipeline. The interstate pipeline interconnects are with Natural Gas Pipeline Company of America and Texas Eastern Transmission, LP, an affiliate.

The Egan facility consists of three storage caverns located in Acadia Parish in the south central part of Louisiana. As of December 31, 2002, it provided the Company with approximately 14.0 Bcf of working gas storage capacity. The Egan facility matches Gulf Coast production to market demand in the midwestern and northeastern U.S. since it is located in the supply area and has proximity to the interstate and intrastate pipeline grids. Egan is interconnected with the pipeline facilities of ANR Pipeline Company, Columbia Gas Transmission Company, Florida Gas Transmission Company, Tennessee Gas Pipeline Company, Texas Eastern Transmission, LP (an affiliate), Texas Gas Transmission Corp. and CMS Trunkline Gas Company, LLC.

Terms used to describe the Company’s business are defined below.

Balancing. The injection, storage, withdrawal and delivery of quantities of natural gas for a storage customer in order to manage natural gas imbalances created by the customer.

British Thermal Unit (Btu). A standard unit for measuring thermal energy or heat commonly used as a gauge for the energy content of natural gas and other fuels.

Federal Energy Regulatory Commission (FERC). The agency that regulates the transportation of electricity and natural gas in interstate commerce and authorizes the buying and selling of energy commodities at market-based rates.

Gas Imbalances. An in-kind balance created when natural gas volumes received at the storage facility differ from volumes delivered.

Hub Services. The collective term for all interruptible services provided at Moss Bluff and Egan, including balancing, wheeling, title transfer, parking and loaning of natural gas.

Local Distribution Company (LDC). A company that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or gas for ultimate consumption.

Natural Gas. A naturally occurring mixture of hydrocarbon and non-hydrocarbon gases found in porous geological formations beneath the earth’s surface, often in association with petroleum. The principal constituent is methane.

Parking and Loaning. The temporary storage of gas or loaning of storage gas to a customer for a designated time frame.

Solution Mining Under Gas (SMUG). A process utilizing special equipment and techniques to create or expand salt cavern storage facilities without removing it from service.

Title Transfer. The change of title to storage gas between customers at a specified location, without any actual physical movement of storage gas.

Wheeling. The transportation of gas on an interruptible basis for customers between agreed upon point(s) of receipt and point(s) of delivery through the storage facilities.

For the year ended December 31, 2002, Northern Indiana Public Service Company (NIPSCO), Duke Energy Trading and Marketing, LLC (an affiliate) and NJR Energy Services (NJR) accounted for approximately 18%, 16% and 13%, respectively, of the Company’s total revenues. For the year ended December 31, 2001, NIPSCO and NJR accounted for approximately 22% and 11%, respectively, of the Company’s total revenues. For the year ended December 31, 2000, NIPSCO accounted for approximately 29% of the Company’s total revenues.

COMPETITION

The Company competes most directly with other independent, stand-alone storage facilities, and interstate and intrastate pipelines that offer storage services. Competitive factors include (i) the quantity, location and physical flow characteristics of interconnected pipelines, (ii) the costs, service and rates of the Company’s competitors, (iii) the ability to offer service from multiple locations and (iv) the amount and type of interruptible hub services offered.

REGULATION

Various aspects of the transportation, sale and marketing of natural gas are subject to or affected by extensive federal regulation under the Natural Gas Act (NGA), the Natural Gas Policy Act of 1978 (NGPA), FERC regulations and state laws.

The Moss Bluff facility is classified as a “Hinshaw pipeline,” which means that its activities involving gas that is ultimately consumed in Texas are not subject to the FERC’s rate and service jurisdiction under the NGA. The rates and terms of service of these activities are regulated by the Texas Railroad Commission. The Moss

Bluff facility also performs services involving gas that is transported in interstate commerce. The rates and terms of service of these activities are regulated by the FERC pursuant to rules issued under the NGA applicable to Hinshaw pipelines.

The Egan facility is subject to FERC regulation under the NGA and NGPA. In 1996, Egan received a certificate of public convenience and necessity from the FERC for its storage facility. Egan also has FERC authority to offer natural gas storage and hub services at market-based rates, pursuant to its FERC gas tariff.

The Company’s interstate natural gas pipelines associated with its storage facilities are subject to the regulations of the U.S. Department of Transportation (DOT) concerning pipeline safety. DOT regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, which regulates pipeline assets of the Company. In addition, the DOT is developing regulations that will require pipelines to implement integrity management programs, including more frequent inspections. Based on the current evaluation of these requirements, there is expected to be no material impact on the Company’s consolidated results of operations or financial position.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental regulations affecting the Company include:

•	The Clean Air Act and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone. Owners and/or operators of air emissions sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Federal Water Pollution Control Act which requires permits for facilities that discharge treated waste water into the environment.

•	The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes sent to such site, to share in remediation costs for the site.

•	The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The laws and regulations administered by the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Louisiana Office of Conservation, and the Louisiana Department of Environmental Quality.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

EMPLOYEES

As of December 31, 2002, the Company had approximately 22 employees.

Item 2. Properties.

For information concerning natural gas storage properties, see “Business, General.”

Item 3. Legal Proceedings.

None.

PART II.

Item 5. Market for the Registrant’s Common Equity and Related Partners’ Capital Matters.

The Company does not have an established public trading market for any of its partners’ capital since it is wholly owned by indirect subsidiaries of Duke Energy.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

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

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy. The Company markets high deliverability natural gas storage services and hub services to pipelines, local distribution companies, producers, end-users, power generators, and energy marketers. The Company receives fees for use of its salt cavern storage facilities, which generally include a contractual demand charge for the reservation of storage space, and injection and withdrawal fees for the actual use of the space. The Company also receives fees for interruptible hub services, including balancing, wheeling, title transfer, parking and loaning of natural gas.

Business Strategy.    The Company plans to continue to grow its revenue base by offering superior deliverability and innovative services and by increasing the overall asset portfolio through expansion of existing facilities and new project development.

Capacity

The Company’s financial condition and results of operations are directly related to the working storage capacity of the Company’s storage facilities.

	December 31, 2002	December 31, 2001
	(Billion cubic feet (Bcf))
Consolidated Facility Totals
Working gas capacity(1)	29.0	25.7
Average working gas capacity(2)	27.6	24.9
Average leased capacity(2)	25.5	23.8

(1)	As of the date indicated.
(2)	From January 1 to December 31 of the years indicated.

Results of Operations

Net income in 2002 increased primarily due to an increase in salt cavern storage revenues and hub service revenues and a decrease in depreciation and amortization expense. This decrease in depreciation and amortization expense was primarily a result of the elimination of goodwill amortization due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Increases to net income were also offset by lower interest income due to the repayment of a note receivable from an affiliate and higher interest expense due to reduced capitalized interest in 2002.

Year Ended December 31, 2002 as compared to December 31, 2001

Operating Revenues.    Operating revenues for the year ended December 31, 2002 increased $7,551 thousand to $61,423 thousand from $53,872 thousand for the year ended December 31, 2001. This change resulted primarily from increased salt cavern storage revenues due to higher leased capacity and higher rates and increased hub service revenues due to higher parking and loaning activities.

Operating Expenses.    Operating expenses for the year ended December 31, 2002 decreased $3,325 thousand to $13,730 thousand from $17,055 thousand for the year ended December 31, 2001. This decrease was due primarily to the reduction of goodwill amortization of $5,057 thousand in 2002 as a result of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” offset by an increase in depreciation related to property additions and increases in other operating expenses.

Other Income, Net of Expenses.    Other income decreased $527 thousand in 2002 compared to 2001. This decrease was primarily the result of repayment in 2001 of a note receivable from an affiliate.

Interest Expense.    Interest expense increased $521 thousand in 2002 compared to 2001 partly due to a $325 thousand decrease to interest cost capitalized in 2002.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as the Company’s operations change and accounting guidance evolves. The Company has identified a number of critical accounting policies that require the use of significant estimates and judgments and have a material impact on its consolidated financial position and results of operations. Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information about the Company’s environment becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. The Company discusses each of its critical accounting policies, in addition to certain less significant accounting policies, with senior members of management and the audit committee of its parent, as appropriate. The Company’s critical accounting policies are listed below.

Depreciation Expense and Cost Capitalization Policies

The Company’s assets consist primarily of natural gas storage and compression facilities. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include benefits, taxes and the costs of certain funds used in construction. The cost of funds used in construction represents estimated debt costs of capital funds necessary to finance the construction of new facilities.

As discussed in the Notes to the Consolidated Financial Statements, depreciation on the Company’s assets is computed using the straight-line method over the estimated useful life of the assets. The costs of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred.

The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which would impact future depreciation expense.

Impairment of Long-lived Assets

The Company evaluates the carrying value of long-lived assets, excluding goodwill, when circumstances indicate the carrying value of those assets may not be recoverable under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For long-lived assets the Company determines the carrying amount is not recoverable if it exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company considers various factors when determining if impairment tests are warranted, including but not limited to:

•	Significant adverse changes in legal factors or in the business climate;

•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Significant adverse changes in the extent or manner in which an asset is used or in its physical condition;

•	A significant change in the market value of an asset; and

•	A current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

Judgment is exercised to estimate the future cash flows and the useful lives of these long-lived assets and to determine management’s intent to use the assets. The sum of undiscounted cash flows is primarily dependent on forecasted storage volumes under contract. The Company incorporates current market information as well as historical, fundamental analysis and other factors into forecasting its future cash flows. If the carrying value of the long-lived assets is not recoverable based on these estimated future cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of the long-lived assets using commonly accepted techniques including, but not limited to, recent third party comparable sales and discounted cash flow analysis.

The Company had no impairment of long-lived assets in 2002.

Impairment of Goodwill

The Company evaluates the impairment of goodwill under SFAS No. 142. As required by SFAS No. 142, the Company performs an annual goodwill impairment test and updates the test if events or circumstances occur that would more likely than not reduce the fair value of the Company’s assets below the carrying amount. To determine the existence of an impairment, management estimates the fair value of the assets and operations using the present value of expected future cash flows in comparison to the carrying values. There were no goodwill impairments recorded in 2002.

Revenue Recognition

Storage revenues consist of demand charges for the reservation of storage space or the use of injection and withdrawal facilities, and usage fees for the actual use of storage space or injection and withdrawal facilities. Demand fees are recognized as revenue over the term of the related storage agreement; usage fees and hub services revenues, which consist of a variety of other storage injection and withdrawal services, are recognized when the services are provided.

Liquidity and Capital Resources

As of December 31, 2002 and 2001, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company’s working capital was a $170 thousand surplus as of December 31, 2002, compared to a $1,421 thousand surplus as of December 31, 2001.

Operating Cash Flows

Net cash provided by operating activities was $53,013 thousand in 2002 compared to $45,358 thousand in 2001, an increase of $7,655 thousand. The increase in cash provided by operations was primarily a result of increased earnings. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

The Company currently anticipates net cash provided by operating activities in 2003 to be approximately $47,500 thousand. Achievement of these projected cash flows is subject to a number of factors, including, but not limited to, market volatility and economic trends.

Investing Cash Flows

Cash used in investing activities was $52,913 thousand in 2002 compared to $46,169 thousand in 2001, an increase of $6,744 thousand. Capital expenditures for the year ended December 31, 2002 were $11,890 thousand and $40,482 thousand for the comparable 2001 period. The 2001 capital expenditures were primarily for pad gas purchases associated with capacity expansion and the Egan lateral expansion. Capital expenditures in 2002 were primarily for the new third cavern at Egan and continued capacity expansion.

Projected 2003 capital expenditures are approximately $5,900 thousand and are mainly associated with capacity expansion. All projected capital expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Funds advanced to affiliates increased $30,336 thousand in 2002 compared to 2001 as a result of increased earnings and reduced capital expenditures.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s contractual cash obligations for each of the years presented.

Contractual Cash Obligations

	Payments Due
	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Long-term debt (Note 10)	$—	$—	$—	$—	$—	$27,110

There were no outstanding commercial commitments (such as guarantees or letters of credits) as of December 31, 2002.

Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

The Company markets high deliverability natural gas storage services and hub services to pipelines, local distribution companies, producers, end-users, power generators, and energy marketers. The Company has concentrations of receivables from customers in the energy industry that may affect the Company’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

The Company also obtains cash or letters of credit from customers, where appropriate, based on a financial analysis of the customer and the regulatory and contractual terms and conditions applicable to each transaction.

Despite the current credit environment in the energy sector, management believes that the credit risk management process described above is operating effectively.

Current Issues

New Accounting Standards

SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to fair value-based impairment assessments. The Company did not recognize any impairment due to the adoption of SFAS No. 142. SFAS No.142 also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon adoption. No adjustments to intangibles were identified by the Company at adoption.

The following table shows what net income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

Goodwill—Adoption of SFAS No. 142

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Net Income
Reported net income	$45,559	$35,731	$11,226
Add back: Goodwill amortization	—	5,057	1,248

Adjusted net income	$45,559	$40,788	$12,474

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted SFAS No. 144 on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale or as a discontinued operation. Adoption of SFAS No. 144 had no effect on the Company’s consolidated results of operations or financial position.

SFAS No. 143, “Accounting for Asset Retirement Obligations.” In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002, and will be adopted by the Company in the first quarter of 2003.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Since the Company is not able to determine the expected retirement date of its property, plant and equipment, the Company was not able to make a reasonable estimate of any asset retirement obligations.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In November 2002, the FASB issued FIN 45 which requires a guarantor to recognize a liability for the fair value of the obligation it assumes under certain guarantees. Additionally, FIN 45 requires a guarantor to disclose certain aspects of each guarantee, or each group of similar guarantees, including the nature of the guarantee, the maximum exposure under the guarantee, the current carrying amount of any liability for the guarantee, and any recourse provisions allowing the guarantor to recover from third parties any amounts paid under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements for both interim and annual periods ending after December 15, 2002. As of December 31, 2002, the Company has no outstanding guarantees. The fair value measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any material exposure to market rate changes that affect market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

MARKET HUB PARTNERS STORAGE, L.P.

Consolidated Statements Of Operations

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Operating Revenues
Salt cavern storage revenues	$43,193	$39,904	$30,617
Hub service revenues	18,230	13,968	2,413

Total operating revenues	61,423	53,872	33,030

Operating Expenses
Operation and maintenance	4,761	4,083	5,514
Depreciation and amortization	6,271	10,503	6,939
Property and other taxes	2,698	2,469	1,306

Total operating expenses	13,730	17,055	13,759

Operating Income	47,693	36,817	19,271

Other Income and Expenses	3	530	1,136

Interest Expense	2,137	1,616	9,181

Net Income	$45,559	$35,731	$11,226

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

Consolidated Statements Of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Cash Flows From Operating Activities
Net income	$45,559	$35,731	$11,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,271	10,503	6,939
(Increase) decrease in
Accounts receivable	481	(712)	1,630
Other current assets	550	(1,053)	52
Other assets	(66)	(16)	428
Increase (decrease) in
Accounts payable and other accrued liabilities	(169)	334	(1,303)
Accrued interest	—	(81)	(2,322)
Accrued property tax	387	652	59

Net cash provided by operating activities	53,013	45,358	16,709

Cash Flows From Investing Activities
Capital expenditures	(11,890)	(40,482)	(2,860)
Net (decrease) increase in advances payable—affiliates	(41,023)	(10,687)	70,223
Decrease in note receivable—affiliate	—	5,000	—

Net cash (used in) provided by investing activities	(52,913)	(46,169)	67,363

Cash Flows From Financing Activities
Repayments of long-term debt	(100)	—	(87,790)
Distributions to partners	—	—	(9,500)

Net cash used in financing activities	(100)	—	(97,290)

Net decrease in cash and cash equivalents	—	(811)	(13,218)
Cash and cash equivalents at beginning of period	—	811	14,029

Cash and cash equivalents at end of period	$—	$—	$811

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$2,245	$2,245	$11,503

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

Consolidated Balance Sheets

	December 31,
	2002	2001
	(In thousands)
ASSETS
Current Assets
Accounts receivable	$4,017	$5,187
Accounts receivable—affiliate	1,174	487
Natural gas imbalance receivables	33,056	29,960
Other	623	1,173

Total current assets	38,870	36,807

Property, Plant and Equipment
Cost	250,453	238,580
Less accumulated depreciation and amortization	39,571	33,319

Net property, plant and equipment	210,882	205,261

Goodwill, Net of Accumulated Amortization	212,616	212,616

Other Assets	294	228

Total Assets	$462,662	$454,912

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$484	$185
Accrued interest	748	748
Accrued property tax	2,191	1,804
Natural gas imbalance payables	33,056	29,960
Other accrued liabilities	2,221	2,689

Total current liabilities	38,700	35,386

Long-term Debt
Advances payable—affiliates	19,554	60,577
Other	27,110	27,210

Total long-term debt	46,664	87,787

Partners’ Capital	377,298	331,739

Total Liabilities and Partners’ Capital	$462,662	$454,912

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

Consolidated Statements Of Partners’ Capital

(In thousands)
Balance January 1, 2000	$84,915

Partner Distributions prior to acquisition by Duke Energy Corporation	(9,500)
Net Income	11,226
Allocation of purchase price by Duke Energy Corporation	143,887

Balance December 31, 2000	$230,528

Net Income	35,731
Adjustments of allocation of purchase price by Duke Energy Corporation	65,480

Balance December 31, 2001	$331,739

Net Income	45,559

Balance December 31, 2002	$377,298

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

1. Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas storage facilities: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. The Company’s Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff, as a Hinshaw pipeline, must also comply with some requirements under FERC regulations.

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of the Company and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

Goodwill. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over the useful lives of the acquired assets. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2001 was $212,616 thousand, net of accumulated amortization of $6,305 thousand. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. For information on the impact of SFAS No. 142 on goodwill and goodwill amortization, see the New Accounting Standards section of this footnote.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

Goodwill (in thousands)

Balance December 31, 2001	Acquired Goodwill	Other	Balance December 31, 2002
$212,616	$—	$ —	$212,616

Balance December 31, 2000	Acquired Goodwill	Other(a)	Balance December 31, 2001
$150,990	$—	$61,626	$212,616

(a)	Amount consists primarily of goodwill true-up from acquisition in 2000. See Note 3.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements — Continued

also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred. Depreciation is computed over the asset’s estimated useful life of 40 years using the straight-line method.

When the Company retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the FERC.

Impairment of Long-Lived Assets. The Company reviews the recoverability of long-lived and intangible assets, excluding goodwill, when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Goodwill is reviewed at least annually in accordance with SFAS No. 142

For the years ended 2002, 2001 and 2000, there were no impairments recorded by the Company for its long-lived and intangible assets.

Revenues. Storage revenues consist of demand charges for the reservation of storage space or the use of injection and withdrawal facilities and usage fees for the actual use of storage space or injection and withdrawal facilities. Demand fees are recognized as revenue over the term of the related storage agreement while usage fees and hub services revenues, which consist of a variety of other storage injection and withdrawal services, are recognized when the services are provided.

Income Taxes. The Company is not subject to income tax, but rather the taxable income or loss of the Company is reported on the respective income tax returns of its partners. Therefore, there are no income tax amounts reflected in the Consolidated Financial Statements of the Company.

New Accounting Standards. SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to fair value-based impairment assessments. The Company did not recognize any impairment due to the adoption of SFAS No. 142. SFAS 142 also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon adoption. No adjustments to intangibles were identified by the Company at adoption.

The following table shows what net income would have been if amortization related to goodwill that is no longer being amortized had been excluded from prior periods.

Goodwill—Adoption of SFAS No. 142

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Net Income
Reported net income	$45,559	$35,731	$11,226
Add back: Goodwill amortization	—	5,057	1,248

Adjusted net income	$45,559	$40,788	$12,474

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements — Continued

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted SFAS No. 144 on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale or as a discontinued operation. Adoption of SFAS No. 144 had no effect on the Company’s consolidated results of operations or financial position.

SFAS No. 143, “Accounting for Asset Retirement Obligations.” In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002, and will be adopted by the Company in the first quarter of 2003.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Since the Company is not able to determine the expected retirement date of its property, plant and equipment, the Company was not able to make a reasonable estimate of any asset retirement obligations.

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In November 2002, the FASB issued FIN 45 which requires a guarantor to recognize a liability for the fair value of the obligation it assumes under certain guarantees. Additionally, FIN 45 requires a guarantor to disclose certain aspects of each guarantee, or each group of similar guarantees, including the nature of the guarantee, the maximum exposure under the guarantee, the current carrying amount of any liability for the guarantee, and any recourse provisions allowing the guarantor to recover from third parties any amounts paid under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements for both interim and annual periods ending after December 15, 2002. As of December 31, 2002, the Company has no outstanding guarantees. The fair value measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

3. Business Combination

On September 18, 2000, a subsidiary of Duke Energy acquired all of the ownership interest in Market Hub Partners, L.P. (MHP) from subsidiaries of NiSource Inc. for approximately $250,000 thousand in cash and the

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements — Continued

assumption of $150,000 thousand in debt. MHP indirectly owns all partnership interests in the Company. Duke Energy accounted for the acquisition of MHP using the purchase method of accounting. As a result, MHP’s and the Company’s assets and liabilities were adjusted to reflect estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets was recorded as goodwill. During 2001, Duke Energy completed the purchase price adjustments associated with the acquisition of MHP, and, as a result, some property values and related liabilities of the Company’s affiliates were adjusted. These adjustments resulted in a non-cash increase of approximately $66,700 thousand to goodwill. Of this amount, $65,480 thousand affected partners’ capital while the remaining difference affected the advances account. Total goodwill of approximately $218,920 thousand was recorded by the Company in the transaction.

4. Gas Imbalances

The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered. As the settlement of imbalances are in-kind, changes in the balances do not have an impact on the Company’s Consolidated Statements of Cash Flows. Natural gas volumes owed to (from) the Company are valued at natural gas market prices as of the balance sheet dates. See Note 8 for information regarding related party balances.

5. Regulatory Matters

Notice of Proposed Rulemaking (NOPR). NOPR on Standards of Conduct. In September 2001, the FERC issued a NOPR announcing they would substantially modify the current standards of conduct uniformly applicable to natural gas pipelines and electric transmitting public utilities currently subject to differing standards. The proposal impacts how companies and their affiliates interact and share information by broadening the definition of “affiliate” covered by the standards of conduct. Various entities filed extensive comments on the NOPR with the FERC in December 2001. In April 2002, the FERC Staff issued an analysis of all comments received which reflected important progress in several areas. With regard to corporate governance, however, the FERC Staff’s analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with storage functions (such as the Company). A public conference was held in May 2002 to discuss the proposed revisions to the gas and electric standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff’s analysis in June 2002. The FERC is expected to take further action on the NOPR in the first half of 2003.

6. Financial Instruments

The Company’s financial instruments include trade receivables and long-term debt. The fair value of these instruments is not materially different from the carrying amounts because of the short term nature of the receivables and because the stated rate on the debt approximates the market rate.

7. Credit Risk

The Company markets high deliverability natural gas storage services and hub services to pipelines, local distribution companies, producers, end-users, power generators, and energy marketers. The Company has concentrations of receivables from customers in the energy industry that may affect the Company’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Company analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

The Company also obtains cash or letters of credit from customers, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements — Continued

Despite the current credit environment in the energy sector, management believes that the credit risk management process described above is operating effectively.

8. Related Party Transactions

Revenue from affiliates was $11,773 thousand, $3,923 thousand, and $149 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. These revenues were associated with storage services provided in the normal course of business, primarily to Duke Energy Trading and Marketing, LLC (DETM).

For the years ended December 31, 2001 and 2000, interest income was $525 thousand each year, resulting from a $5,000 thousand note receivable balance due from an affiliate that was repaid during 2001.

At December 31, 2002 and December 31, 2001, natural gas imbalance receivables included approximately $28,391 thousand and $25,047 thousand, respectively, due from an affiliate. In addition, at December 31, 2002 and December 31, 2001, natural gas imbalance payables included approximately $19,253 thousand and $4,385 thousand, respectively, due to affiliates.

Advances payable—affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures, and debt payments.

9. Property, Plant and Equipment

Net Property, Plant and Equipment
	December 31,
	2002	2001
	(in thousands)
Natural gas storage facilities	$240,031	$231,728
Land	2,756	2,756
Construction work in progress	7,425	3,841
Other	241	255

Total property, plant and equipment	250,453	238,580
Less accumulated depreciation and amortization	39,571	33,319

Net property, plant and equipment	$210,882	$205,261

10. Long-term Debt

As defined in the indenture governing the Company’s long-term 8.25% notes payable (the Indenture), the acquisition described in Note 3 resulted in a Change of Control of the Company. Pursuant to the Indenture, holders of the notes had the right to require the Company to repurchase the notes following the Change of Control, at a price equal to 101% of their outstanding principal amount plus accrued and previously unpaid interest. As a result, during 2000, the Company repurchased $87,790 thousand of these notes. The remaining notes payable mature in 2008.

As permitted by the Indenture, the Company may make permitted distributions not to exceed, in the aggregate: 1) 35% of net income before extraordinary items for any period, and; 2) 50% of the difference between net income for the period beginning on January 1, 1998 and ending on the last day of the Company’s last fiscal quarter for which quarterly or annual consolidated financial statements are available before the date the permitted distributions are made for that same period. The Company did not pay distributions during 2002 and 2001, and paid $9,500 thousand in 2000.

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements — Continued

11. Significant Customers

Significant customers are those that individually account for more than 10% of the Company’s consolidated revenues. For the year ended December 31, 2002, Northern Indiana Public Service Company (NIPSCO), DETM (an affiliate) and NJR Energy Services (NJR) accounted for approximately 18%, 16% and 13%, respectively, of the Company’s total revenues. For the year ended December 31, 2001, NIPSCO and NJR accounted for approximately 22% and 11%, respectively, of the Company’s total revenues. For the year ended December 31, 2000, NIPSCO accounted for approximately 29% of the Company’s total revenues.

12. Employee Benefit Plans

Retirement Plan. The Company participates in Duke Energy’s non-contributory defined benefit retirement plan. It covers most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. The fair value of Duke Energy’s plan assets was $2,120 million and the projected benefit obligation was $2,671 million as of December 31, 2002. As of December 31, 2001, the fair value of Duke Energy’s plan assets was $2,470 million and the projected benefit obligation was $2,528 million.

Assumptions Used in Duke Energy’s Pension and Other Postretirement Benefits Accounting

	2002	2001	2000
	(Percent)
Discount rate	6.75	7.25	7.50
Salary increase	5.00	4.94	4.53
Expected long-term rate of return on plan assets	9.25	9.25	9.25

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

MARKET HUB PARTNERS STORAGE, L.P.

Notes to Consolidated Financial Statements — Continued

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation resulting from accrual accounting is amortized over approximately 20 years. The fair value of Duke Energy’s plan assets was $227 million and the accumulated post-retirement benefit obligation was $779 million as of December 31, 2002. As of December 31, 2001, the fair value of the plan assets was $265 million and the accumulated post-retirement benefit obligation was $712 million.

For measurement purposes, the net per capita cost of covered health care benefits for employees who have not retired are assumed to have an initial annual rate of increase of 10.5% in 2002 that will gradually decrease to 6% in 2008. For employees that have retired, an initial annual rate of increase of 13.5% in 2002 will gradually decrease to 6% in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

13. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
2002
Operating revenues	$15,710	$13,126	$15,475	$17,112	$61,423
Operating income	12,023	10,676	12,234	12,760	47,693
Net income	11,364	10,137	11,725	12,333	45,559

2001
Operating revenues	$11,383	$12,810	$11,964	$17,715	$53,872
Operating income	7,539	8,620	7,696	12,962	36,817
Net income	7,362	8,288	7,222	12,859	35,731

Independent Auditors’ Report

Market Hub Partners Storage, L.P.:

We have audited the accompanying consolidated balance sheets of Market Hub Partners Storage, L.P. and subsidiaries (the “Partnership”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Houston, Texas

March 12, 2003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 14.  Controls and Procedures.

The Company’s management, including the President and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14 during January through March 2003. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this annual report. The Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Consolidated Financial Statements and Supplemental Financial Data included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 13 to the Consolidated Financial Statements)

Independent Auditors’ Report

All schedules are omitted because of the absence of the conditions under which they are required, or because the required information is included in the Financial Statements or Notes.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of 2002.

(c) Exhibits—See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2003

MARKET HUB PARTNERS STORAGE, L.P. (Registrant)

By:	MARKET HUB PARTNERS STORAGE, L.L.C.,
its general partner

By	/s/ GREGORY J. RIZZO
Gregory J. Rizzo
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i) Principal executive officer:

By:	/s/ GREGORY J. RIZZO
Gregory J. Rizzo
President

(ii) Principal financial officer:

By:	/s/ DOROTHY M. ABLES
Dorothy M. Ables
Senior Vice President and Chief Financial Officer

(iii) Principal accounting officer:

By:	/s/ SABRA L. HARRINGTON
Sabra L. Harrington
Controller

(iv) A majority of the Directors:

By:	/s/ DOROTHY M. ABLES
Dorothy M. Ables

By:	/s/ THOMAS C. O’CONNOR
Thomas C. O’Connor

By:	/s/ GREGORY J. RIZZO
Gregory J. Rizzo

Date:  March 28, 2003

CERTIFICATIONS

I,	Gregory J. Rizzo certify that:

1.	I have reviewed this annual report on Form 10-K of Market Hub Partners Storage, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ GREGORY J. RIZZO
Gregory J. Rizzo
President
Market Hub Partners Storage, L.L.C.
General Partner of Market Hub Partners Storage, L.P.

CERTIFICATIONS

I,	Dorothy M. Ables certify that:

1.	I have reviewed this annual report on Form 10-K of Market Hub Partners Storage, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ DOROTHY M. ABLES
Dorothy M. Ables
Senior Vice President and Chief Financial Officer
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