Form 10-Q
period 2003-03-31
MARKET HUB PARTNERS STORAGE LP
filed 2003-05-15
CIK 1060240

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


For Quarter Ended March 31, 2003                Commission File Number 333-51713



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [___]
                                        ---

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part I, Item 2 has been reduced and Part I, Item 3 and Part II, Items 2, 3, and 4 have been omitted in accordance with such Instruction H.

All of the registrant's limited partnership interests and all of the limited liability company interests of its general partner are indirectly owned by Duke Energy Corporation (File No. 1-4928), which files reports and proxy materials pursuant to the Securities Exchange Act of 1934.

================================================================================

                        MARKET HUB PARTNERS STORAGE, L.P.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX

Item                                                                                                       Page
----                                                                                                       ----
                                  PART I. FINANCIAL INFORMATION

1.   Financial Statements ............................................................................       1
     Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 ........       1
     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003
     and 2002 ........................................................................................       2
     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ..........................       3
     Notes to Consolidated Financial Statements ......................................................       4
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition ...........       5
4.   Controls and Procedures .........................................................................       6

                                    PART II. OTHER INFORMATION

1.   Legal Proceedings ...............................................................................       7
6.   Exhibits and Reports on Form 8-K ................................................................       7
     Signature .......................................................................................       8


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Market Hub Partners Storage, L.P.'s (the Company's) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other similar words. Those statements represent the Company's intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside the Company's control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

     . State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the natural gas industry
     . The outcomes of litigation and regulatory investigations, proceedings or inquiries
     . Industrial, commercial and residential growth in its customers' service territories
     .   The weather and other natural phenomena
     .   The timing and extent of changes in interest rates
     . General economic conditions, including any potential effects arising from terrorist attacks, the situation in Iraq and any consequential hostilities or other hostilities
     . Changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control
     . The results of financing efforts, including the Company's ability to obtain financing on favorable terms, which can be affected by various factors, including the Company's credit ratings, the credit ratings of its parents, and general economic conditions
     . The level of creditworthiness of counterparties to the Company's transactions
     .   Growth in opportunities for the Company's business
     .   The performance of pipeline and storage facilities
     .   The extent of success in connecting and expanding gas markets and
     . The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                               2003            2002
                                                                           -----------      -----------
         Operating Revenues
                     Salt cavern storage revenues                           $  12,796        $  10,739
                     Hub service revenues                                       3,389            4,971
                                                                            ---------        ---------
                         Total operating revenues                              16,185           15,710
                                                                            ---------        ---------
         Operating Expenses
                     Operation and maintenance                                  1,226            1,592
                     Depreciation and amortization                              1,611            1,536
                     Property and other taxes                                     816              559
                                                                            ---------        ---------
                         Total operating expenses                               3,653            3,687
                                                                            ---------        ---------

         Operating Income                                                      12,532           12,023

         Other Income and Expenses                                                  -                1

         Interest Expense                                                         390              660
                                                                            ---------        ---------

         Net Income                                                         $  12,142        $  11,364
                                                                            =========        =========

                 See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                 -------------------------
                                                                                   2003            2002
                                                                                 ---------       ---------
           CASH FLOWS FROM OPERATING ACTIVITIES                                  $  11,764       $   9,592
                                                                                 ---------       ---------
           CASH FLOWS FROM INVESTING ACTIVITIES
              Capital expenditures                                                  (3,298)           (555)
              Net decrease in advances payable - affiliates                         (8,466)         (9,037)
                                                                                 ---------       ---------
                            Net cash used in investing activities                  (11,764)         (9,592)
                                                                                 ---------       ---------
           CASH FLOWS FROM FINANCING ACTIVITIES                                          -               -
                                                                                 ---------       ---------

              Net change in cash and cash equivalents                                    -               -

              Cash and cash equivalents at beginning of period                           -               -
                                                                                 =========       =========
              Cash and cash equivalents at end of period                         $       -       $       -
                                                                                 =========       =========

                 See Notes to Consolidated Financial Statements.

                        MARKET HUB PARTNERS STORAGE, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               March 31,             December 31,
                                                                                 2003                    2002
                                                                              (unaudited)
                                                                            ---------------         -------------
ASSETS

Current Assets
     Accounts receivable                                                    $         3,989         $       4,017
     Accounts receivable - affiliates                                                 1,168                 1,174
     Natural gas imbalance receivable                                                44,887                33,056
     Other                                                                            1,358                   623
                                                                            ---------------         -------------
         Total current assets                                                        51,402                38,870
                                                                            ---------------         -------------

Property, Plant and Equipment
     Cost                                                                           253,751               250,453
     Less accumulated depreciation and amortization                                  41,182                39,571
                                                                            ---------------         -------------
         Net property, plant and equipment                                          212,569               210,882
                                                                            ---------------         -------------

Goodwill, Net of Accumulated Amortization                                           212,616               212,616
Other Assets                                                                            286                   294
                                                                            ---------------         -------------

      Total Assets                                                          $       476,873         $     462,662
                                                                            ===============         =============

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
     Accounts payable                                                       $         1,203         $         484
     Accrued interest                                                                   186                   748
     Accrued property tax                                                             1,567                 2,191
     Natural gas imbalance payable                                                   44,887                33,056
     Other accrued liabilities                                                        1,392                 2,221
                                                                            ---------------         -------------
         Total current liabilities                                                   49,235                38,700
                                                                            ---------------         -------------

Long-term Debt
     Advances payable - affiliates                                                   11,088                19,554
     Other                                                                           27,110                27,110
                                                                            ---------------         -------------
         Total long-term debt                                                        38,198                46,664
                                                                            ---------------         -------------

Partners' Capital                                                                   389,440               377,298
                                                                            ---------------         -------------

      Total Liabilities and Partners' Capital                               $       476,873         $     462,662
                                                                            ===============         =============

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Nature of Operations

Market Hub Partners Storage, L.P. (the Company) was formed on December 31, 1997 as a Delaware limited partnership. The Company is wholly owned by indirect subsidiaries of Duke Energy Corporation (Duke Energy). The Company owns and operates two natural gas storage facilities: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. The Company's Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff, as a Hinshaw pipeline, must also comply with the Texas Railroad Commission's rules and regulations and some requirements under FERC regulations.

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

Asset Retirement Obligations. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

Since the Company is not able to determine the expected retirement date of its property, plant and equipment, the Company was not able to make a reasonable estimate of any asset retirement obligations.

3. Related Party Transactions

------------------------------------------------------------------------------
 Balance Sheet Transactions (in thousands)
------------------------------------------------------------------------------
                                                 March 31,      December 31,
                                                    2003            2002
                                              --------------------------------
 Accounts receivable                           $   1,168         $  1,174
 Other current assets - gas imbalances                 -           28,391
 Other current liabilities - gas imbalances       36,484           19,253
------------------------------------------------------------------------------

-----------------------------------------------------------------------
 Income Statement Transactions (in thousands)
-----------------------------------------------------------------------
                                                 For the Three Months
                                                   Ended March 31,
                                              -------------------------
                                                 2003          2002
                                              -------------------------
 Storage revenue/a/                            $ 3,524       $ 2,138
 Operation and maintenance                       1,196         1,063
-----------------------------------------------------------------------
/a/ In the normal course of business, the Company provides storage services to affiliates such as Duke Energy Trading and Marketing, LLC.

Advances payable - affiliates do not bear interest. Advances are carried as open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances result from the movement of funds to provide for operations, capital expenditures, and debt payments.

4. Regulatory Matters

Notice of Proposed Rulemaking (NOPR). NOPR on Standards of Conduct. In September 2001, the FERC issued a NOPR announcing they would substantially modify the current standards of conduct uniformly applicable to natural gas pipelines and electric transmitting public utilities currently subject to differing standards. The proposal impacts how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct. Various entities filed extensive comments on the NOPR with the FERC in December 2001. In April 2002, the FERC Staff issued an analysis of all comments received which reflected important progress in several areas. With regard to corporate governance, however, the FERC Staff's analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with storage functions (such as the Company). A public conference was held in May 2002 to discuss the proposed revisions to the gas and electric standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff's analysis in June 2002. The FERC is expected to take further action on the NOPR in the first half of 2003.

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

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements. Because all of the outstanding partnership interests of the Company are owned indirectly by Duke Energy, the following discussion has been prepared in accordance with the reduced disclosure format permitted by Form 10-Q for certain issuers that are wholly owned subsidiaries of reporting companies under the Securities Exchange Act of 1934 set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

CAPACITY

The Company's financial condition and results of operations are directly related to the working storage capacity of the Company's storage facilities.

------------------------------------------------------------------------------
                                                March 31,        March 31,
 (Billion cubic feet (Bcf))                       2003             2002
------------------------------------------------------------------------------
 Combined Facility Totals
   Working gas capacity (1)                       29.5             26.0
   Average working gas capacity (2)               29.1             25.2
   Average leased capacity (2)                    27.5             25.5
------------------------------------------------------------------------------
(1) As of the date indicated.
(2) For the three-month period ended as of the date indicated.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2003 increased $778 thousand compared to the same period in 2002. The increase was due primarily to increased storage revenues resulting from increased leased capacity, and fuel cost collections recognized in 2003 partially offset by decreased hub service revenues due to lower parking and loaning activities. Also contributing to the increase in net income was lower interest expense primarily resulting from interest cost capitalized in 2003 in conjunction with increased capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 and 2002, the Company had no cash or cash equivalents since all cash is managed collectively at the parent-company level and is therefore advanced to/from affiliates as cash is generated or paid by the Company. The Company's working capital was a $2,167 thousand surplus as of March 31, 2003, compared to a $170 thousand surplus as of December 31, 2002.

Operating Cash Flows

Net cash provided by operations increased $2,172 thousand in 2003 when compared to the same period in 2002. The increase in cash provided by operations was primarily a result of increased earnings and favorable changes in working capital compared to the 2002 period. The Company believes that funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

Investing Cash Flows

Net cash used in investing activities increased $2,172 thousand in 2003 when compared to the same period in 2002. Capital expenditures increased $2,743 thousand in 2003 compared to 2002 primarily due to investments in a new cavern at Egan and continued capacity expansion.

Item 4. Controls and Procedures.

During April and May 2003, the Company's management, including the President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based on that evaluation, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. The Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's reports under the Exchange Act are accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, after the President and Chief Financial Officer completed their evaluation.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the President and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

        None

(b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the first quarter of 2003.

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

                                       MARKET HUB PARTNERS STORAGE, L.P.

                                       By: MARKET HUB PARTNERS STORAGE, L.L.C,
                                       its general partner

Date: May 15, 2003                     /s/ Dorothy M. Ables
                                       -----------------------------------------
                                       Dorothy M. Ables
                                       Senior Vice President and Chief Financial
                                       Officer

CERTIFICATIONS

I, Gregory J. Rizzo certify that:

1) I have reviewed this quarterly report on Form 10-Q of Market Hub Partners Storage, L.P.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                         /s/   Gregory J. Rizzo
                                         ---------------------------------------
                                         Gregory J. Rizzo
                                         President
                                         Market Hub Partners Storage, L.L.C.
                                         General Partner of Market Hub Partners
                                         Storage, L.P.

CERTIFICATIONS

I, Dorothy M. Ables certify that:


1) I have reviewed this quarterly report on Form 10-Q of Market Hub Partners Storage, L.P.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                          /s/ Dorothy M. Ables
                                          --------------------------------------
                                          Dorothy M. Ables
                                          Senior Vice President and Chief
                                          Financial Officer
                                          Market Hub Partners Storage, L.L.C.
                                          General Partner of Market Hub Partners
                                          Storage, L.P.